Form 10-Q
period 2023-06-30
Oaktree Gardens OLP, LLC
filed 2023-08-10
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-56548
Oaktree Gardens OLP, LLC
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (State or jurisdiction of incorporation or organization)	92-2553158 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300

Securities registered pursuant to Section 12(b) of the Act: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐     No  ☒

The registrant had 5,115,000 common units outstanding as of August 8, 2023.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE PERIOD FROM JUNE 8, 2023 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Assets and Liabilities
(in thousands, except per unit amounts)

June 30, 2023 (unaudited)
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost: $50,395)	$50,400
Cash and cash equivalents	89,275
Interest receivable	526
Deferred offering costs	306
Other assets	74
Total assets	$140,581
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$501
Base management fee payable	16
Due to affiliates	141
Interest payable	9
Director fees payable	179
Secured borrowings	37,115
Total liabilities	37,961
Commitments and contingencies (Note 11)
Net assets:
Common units (5,115 units issued and outstanding)	102,300
Accumulated earnings	320
Total net assets (equivalent to $20.06 per common unit) (Note 10)	102,620
Total liabilities and net assets	$140,581

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Operations
(in thousands, except per unit amounts)
(unaudited)

For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Interest income:
Non-control/Non-affiliate investments	$757
Total interest income	757
Fee income:
Non-control/Non-affiliate investments	10
Total fee income	10
Total investment income	767
Expenses:
Base management fee	21
Professional fees	69
Directors fees	179
Organization expenses	138
Amortization of deferred offering costs	28
Interest expense	9
General and administrative expenses	13
Total expenses	457
Management fees waived	(5)
Net expenses	452
Net investment income	315
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	5
Net unrealized appreciation (depreciation)	5
Net increase (decrease) in net assets resulting from operations	$320
Net investment income per common unit — basic and diluted	$0.11
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.11
Weighted average common units outstanding — basic and diluted	2,889

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Operations:
Net investment income	$315
Net unrealized appreciation (depreciation)	5
Net increase (decrease) in net assets resulting from operations	320
Unit transactions:
Issuance of common units	102,300
Net increase from unit transactions	102,300
Total increase (decrease) in net assets	102,620
Net assets at beginning of period	—
Net assets at end of period	$102,620
Net asset value per common unit	$20.06
Common units outstanding at end of period	5,115

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$320
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(5)
Accretion of original issue discount on investments	(10)
Amortization of deferred offering costs	28
Purchases of investments	(50,468)
Proceeds from the sales and repayments of investments	83
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(526)
(Increase) decrease in other assets	(74)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	167
Increase (decrease) in base management fee payable	16
Increase (decrease) in due to affiliates	141
Increase (decrease) in interest payable	9
Increase (decrease) in directors fees payable	179
Net cash used in operating activities	(50,140)
Financing activities:
Borrowings of secured borrowings	37,115
Proceeds from issuance of common units	102,300
Net cash provided by financing activities	139,415
Net increase (decrease) in cash and cash equivalents	89,275
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$89,275
Supplemental information:
Non-cash financing activities:
Deferred offering costs incurred	$335
Reconciliation to the Statement of Assets and Liabilities	June 30, 2023
Cash and cash equivalents	$89,275
Total cash and cash equivalents	$89,275

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	Maturity Date	Principal	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments										(5)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.74%	5/9/2028	$33,014	$32,443	$32,443	(4)(6)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.58%	5/9/2028	1,720	1,505	1,505	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.49%	6/9/2030	17,033	16,611	16,614	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%		6/9/2030	—	(80)	(78)	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%		6/9/2030	—	(84)	(84)	(4)(6)(7)
Total Non-Control/Non-Affiliate Investments (49.1% of net assets)								$50,395	$50,400
Cash and Cash Equivalents (87.0% of net assets)								$89,275	$89,275
Total Portfolio Investments, Cash and Cash Equivalents (136.1% of net assets)								$139,670	$139,675

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2023, the reference rate for the Company's variable rate loans was the 90-day SOFR at 5.24%. As of June 30, 2023, the Company's debt investments bore interest at floating rates which had floors of 2%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(5)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(6)As of June 30, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(7)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, qualifying assets represented 100.0% of the Company's total assets.

See notes to Consolidated Financial Statements.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 1. Organization
Oaktree Gardens OLP, LLC (the “Company”) was formed on February 6, 2023 as a Delaware limited liability company. The Company is a closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the U.S. Investment Advisers Act of 1940, as amended. The Company’s administrator, Oaktree Fund Administration, LLC, a Delaware limited liability company (the “Administrator”), provides the administrative services necessary for the Company’s operations. The Adviser is an entity under common control with Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
The Company’s investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. The Company seeks to build a diverse portfolio across industries and expects most of its investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $100 million or greater. To a lesser extent, the Company may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. The Company intends to focus primarily on first lien secured loans but may occasionally invest in junior instruments.
At each closing in the private offering of common units (the “units”) of the Company’s limited liability company interests, each investor will make a capital commitment to purchase units pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase units up to the amount of their respective capital commitments on an as-needed basis. At each drawdown of capital commitments, the purchase price will equal the net asset value per unit as of the end of the most recent calendar quarter prior to the date of the applicable purchase as determined by the Adviser, as valuation designee of the Company’s board of directors (the "Board") under the Investment Company Act, and subject to the limitations of Section 23 under the Investment Company Act. At the first capital drawdown date that occurred immediately following the initial closing, the net asset value per unit was deemed to be $20.00.
On May 1, 2023, the Company was initially capitalized with a $2 investment by Oaktree Fund GP I, L.P., an affiliate of the Adviser. On May 2, 2023, the Company redeemed the 100 units sold to Oaktree Fund GP I, L.P. on May 1, 2023. On May 4, 2023, the Company held its first closing and accepted capital commitments totaling $1,280,000. The Company's loan origination and investment activities commenced shortly after the initial closing and the Company’s operations commenced on June 8, 2023 in connection with the initial drawdown of capital from investors.

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Use of Estimates:
The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary. The consolidated subsidiary is wholly-owned and, as such, consolidated into the consolidated financial statements. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statement of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
Our Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect the Adviser's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company's investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser's set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. The Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Board has designated the Adviser to serve as its valuation designee under Rule 2a-5 under the Investment Company Act. The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of June 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
With the exception of the line items entitled "deferred offering costs," "other assets," and "secured borrowings," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates," "interest payable," and "director fees payable" approximate fair value due to their short maturities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Consolidated Statement of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2023, there were no investments on non-accrual status.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statement of Operations.
PIK Interest Income
The Company's investments in debt securities may contain payment-in-kind ("PIK") interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements including for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed (or deemed distributed) to the Company’s unitholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
The Adviser or its affiliates may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return the Company may receive fees for capital structuring services. These fees are generally non-recurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, exit and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
Dividend Income
The Company generally recognizes dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
Organization and Offering Costs:
Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of the units are capitalized as "deferred offering costs" on the Consolidated Statement of Assets and Liabilities and amortized over a 12-month period from incurrence.
For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company incurred organization costs of $138. As of June 30, 2023, $306 of offering costs were capitalized on the Consolidated Statement of Assets and Liabilities. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company amortized offering costs of $28.
Income Taxes:
On May 5, 2023, the Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to elect to be treated as a RIC under Subchapter M of the Code on its tax return for its first tax year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or, is deemed to distribute, except with respect to certain retained capital gains, as discussed below) at least annually to its unitholders as dividends. Rather, any tax liability related to income earned and timely distributed (or deemed timely distributed) by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company. Any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to the Company's investors. The Company will be subject to corporate-level U.S. federal income tax on any undistributed income and/or gains.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its unitholders, for each taxable year, at least 90% of its “investment company taxable income” (as defined in the Code) for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company does not expect to incur a U.S. federal excise tax for calendar year 2023.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2023, the fair value of the Company's investment portfolio was $50,400 and was composed of investments in two portfolio companies. As of June 30, 2023, all of the Company's debt investments were floating rate loans. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
company, which may not be indicative of the primary source of the portfolio company's business. As of June 30, 2023, all of the Company's investments were in the U.S.
The composition of the Company's investments as of June 30, 2023 at cost and fair value was as follows:

	June 30, 2023
Cost:		% of Total Investments
Senior Secured Debt	$50,395	100.00%
Total	$50,395	100.00%

	June 30, 2023
Fair Value:		% of Total Investments	% of Net Assets
Senior Secured Debt	$50,400	100.00%	49.11%
Total	$50,400	100.00%	49.11%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2023 was as follows:

	June 30, 2023
Cost:		% of Total Investments
Other Specialty Retail	$33,948	67.36%
Health Care Services	16,447	32.64%
Total	$50,395	100.00%

	June 30, 2023
Fair Value:		% of Total Investments	% of Net Assets
Other Specialty Retail	$33,948	67.36%	33.08%
Health Care Services	16,452	32.64%	16.03%
Total	$50,400	100.00%	49.11%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$50,400	$50,400
Total investments at fair value	$—	$—	$50,400	$50,400
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable or Level 3 components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The following table provides a roll-forward of the changes in fair value from June 8, 2023 (commencement of operations) to June 30, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

Senior Secured Debt
Purchases	$50,468
Sales and repayments	(83)
Accretion of OID	10
Net unrealized appreciation (depreciation)	5
Fair value as of June 30, 2023	$50,400
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the period from June 8, 2023 (commencement of operations) to June 30, 2023	5

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$50,400	Market Yield	Market Yield	(b)	11.0%	-	13.0%	12.3%
Total	$50,400
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.

Note 4. Fee Income
For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company recorded total fee income of $10, of which $1, was recurring in nature. Recurring fee income consisted of servicing fees.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the period from June 8, 2023 (commencement of operations) to June 30, 2023:

(Unit amounts in thousands)	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$320
Weighted average common units outstanding — basic and diluted	2,889
Earnings (loss) per common unit — basic and diluted	$0.11
Changes in Net Assets
The following table presents the changes in net assets for the period from June 8, 2023 (commencement of operations) to June 30, 2023:

	Common Units	Accumulated Earnings	Total Net Assets
Issuance of common units	$102,300	$—	$102,300
Net investment income	—	315	315
Net unrealized appreciation (depreciation)	—	5	5
Balance at June 30, 2023	102,300	$320	$102,620
Capital Activity
For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company issued and sold 5,115,000 units at an aggregate purchase price of $102,300 to investors and the Company commenced operations.

Note 6. Borrowings

Secured Borrowings

As of June 30, 2023, the Company had $37,115 of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. The Company's secured borrowings bore interest at a weighted average rate of 8.6% for the period from June 8, 2023 (commencement of operations) to June 30, 2023. The Company recorded $9 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to June 30, 2023.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are not included in taxable income until they are realized.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the period from June 8, 2023 (commencement of operations) to June 30, 2023:

For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Net increase (decrease) in net assets resulting from operations	$320
Net unrealized (appreciation) depreciation	(5)
Other book/tax differences	138
Taxable income (1)	$453
__________________
(1)The Company's taxable income for the period from June 8, 2023 (commencement of operations) to June 30, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. The final taxable income may be different than the estimate.

Note 8. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 9. Related Party Transactions
Investment Advisory Agreement
The Company has entered into an Investment Advisory Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, the Company will pay the Adviser a management fee for investment advisory and management services.
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company incurred $21 of management fees, of which $5 were irrevocably waived by the Adviser.

Administration Agreement

Pursuant to an Administration Agreement, the Administrator will furnish the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to unitholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to unitholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities, including the allocable portion of personnel. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of the outstanding voting

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
securities of the Company, or by the vote of the Company’s directors or by the Administrator. Additionally, the Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Administrator’s duties or by reason of the reckless disregard of the Administrator’s duties and obligations under the Administration Agreement, the Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with the Administrator, including the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, the Adviser or the Company) shall not be liable to the Company for any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under the Administration Agreement or otherwise as administrator for the Company, and the Company shall indemnify, defend and protect the Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with the Administrator, including the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, the Adviser or the Company) and hold them harmless from and against all damages, liabilities, fees, penalties, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its members) arising out of or otherwise based upon the performance of any of the Administrator’s duties or obligations under the Administration Agreement or otherwise as administrator for the Company.

For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company incurred $49 of expenses under the Administration Agreement which was included as organization and offering costs. As of June 30, 2023, $141 was included in “Due to affiliates” in the Statement of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Capital contributions	$20.00
Net investment income (1)	0.06
Net asset value at end of period	$20.06
Total return (2)	0.30%
Common units issued on commencement date	2,555,000
Common units outstanding at end of period	5,115,000
Initial capital contribution	$51,100
Net assets at end of period	$102,620
Average net assets (3)	$57,945
Ratio of net investment income to average net assets (4)	0.54%
Ratio of total expenses to average net assets (4)	0.79%
Ratio of net expenses to average net assets (4)	0.78%
Ratio of portfolio turnover to average investments at fair value (4)	0.33%
Weighted average outstanding debt	$26,904
Average debt per unit (1)	$9.31
Asset coverage ratio (5)	376.49%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net investment income per unit shown on the Consolidated Statement of Operations for the period from June 8, 2023 (commencement of operations) to June 30, 2023 as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the period from June 8, 2023 (commencement of operations) to June 30, 2023 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $37,115 as of June 30, 2023.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2023, off-balance sheet arrangements consisted of $16,673 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statement of Assets and Liabilities.
A list of unfunded commitments by investment as of June 30, 2023 is shown in the table below:

June 30, 2023
OneOncology, LLC	$9,794
MND Holdings III Corp	6,879
$16,673

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended June 30, 2023, except as discussed below:

On July 14, 2023, the Company settled its obligations with respect to its secured borrowings and repaid $37,115 to the counterparty.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. All amounts are shown in thousands, except unit and per unit amounts, percentages and as otherwise indicated.
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Gardens OLP, LLC ( the "Company", which may also be referred to as "we," "us" or "our"). The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC (the "Adviser" and, collectively with its affiliates, "Oaktree") to implement its future plans with respect to our business and to achieve our investment objective;
•the ability of Oaktree and its affiliates to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments and additional leverage we may seek to incur in the future;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, a rising interest rate environment, and geopolitical events on all of the foregoing.

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in Item 1A. Risk Factors in Amendment No.1 to the Company’s registration statement on Form 10, filed with the SEC on June 21, 2023 and elsewhere in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by inflation and a rising interest rate environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict (including the current conflict between Russia and Ukraine), natural disasters or the pandemics;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDCs") or regulated investment companies ("RICs"); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We were formed on February 6, 2023 as a Delaware limited liability company. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed by the Adviser, an investment adviser that is registered with the SEC under the U.S. Investment Advisers Act of 1940, as amended. Our administrator, Oaktree Fund Administration, LLC, a Delaware limited liability company (the “Administrator”), provides the administrative services necessary for our operations.

Our investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. We seek to build a diverse portfolio across industries and expect most of our investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $100 million or greater. To a lesser extent, we may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. We intend to focus primarily on first lien secured loans but may occasionally invest in junior instruments.
At each closing in the private offering of common units (the "units") of our limited liability interests, each investor will make a capital commitment to purchase units pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase units up to the amount of their respective capital commitments on an as-needed basis. At each drawdown of capital commitments, the purchase price will equal the net asset value per unit as of the end of the most recent calendar quarter prior to the date of the applicable purchase as determined by the Adviser, as valuation designee of the Company’s board of directors under the Investment Company Act, and subject to the limitations of Section 23 under the Investment Company Act. At the first capital drawdown date that occurred immediately following the initial closing, the net asset value per unit was deemed to be $20.00.
On May 1, 2023, we were initially capitalized with a $2 investment by Oaktree Fund GP I, L.P., an affiliate of the Adviser. On May 2, 2023, we redeemed the 100 units sold to Oaktree Fund GP I, L.P. on May 1, 2023. On May 4, 2023, we held our first closing and accepted capital commitments totaling $1,280,000. Our loan origination and investment activities commenced shortly after the initial closing and our operations commenced on June 8, 2023 in connection with the initial drawdown of capital from investors.

Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of these macroeconomic events or how long any further market disruptions or volatility might last. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.
Against this uncertain macroeconomic backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to large private equity-owned companies. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect the Adviser's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of our investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser's set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. the Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to our risk and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Company's board of directors has designated the Adviser to serve as its valuation designee under Rule 2a-5 under the Investment Company Act. The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in our portfolio.
As of June 30, 2023, we held $50,400 of investments at fair value. The fair value of our investments as of June 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
With the exception of the line items entitled "deferred offering costs," "other assets," and "secured borrowings," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates," "interest payable," and "director fees payable" approximate fair value due to their short maturities.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Some of our investments provide for deferred interest payments or payment-in-kind ("PIK") interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statement of Operations.
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our unitholders even though we have not yet collected the cash and may never do so.
As of June 30, 2023, there were no investments on non-accrual status.
Portfolio Composition

As of June 30, 2023, the fair value of our investment portfolio was $50,400 and was composed of investments in two portfolio companies. As of June 30, 2023, all of our debt investments were floating rate loans. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of June 30, 2023, all of our investments were in the U.S.
As of June 30, 2023, our investment portfolio consisted of the following:

June 30, 2023
Cost:
Senior Secured Debt	100.00%
Total	100.00%

June 30, 2023
Fair Value:
Senior Secured Debt	100.00%
Total	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

June 30, 2023
Fair Value:
Other Specialty Retail	67.36%
Health Care Services	32.64%
Total	100.00%

See the Schedule of Investments as of June 30, 2023 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, fees and net expenses. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including net change in unrealized appreciation and depreciation.
For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Investment Income
Total investment income for the period from June 8, 2023 (commencement of operations) to June 30, 2023 was $767 and consisted of $757 of interest income primarily from portfolio investments and $10 of fee income. Based on fair value as of June 30, 2023, the weighted average yield on our debt investments was 12.8%.
Expenses
Net expenses for the period from June 8, 2023 (commencement of operations) to June 30, 2023 were $452 and consisted of the following:

For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Expenses:
Base management fee	$21
Professional fees	69
Directors fees	179
Organization expenses	138
Amortization of deferred offering costs	28
Interest expense	9
General and administrative expenses	13
Total expenses	$457
Management fees waived	(5)
Net expenses	$452

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $5 for the period from June 8, 2023 (commencement of operations) to June 30, 2023, which was driven by net unrealized appreciation on debt investments.
Financial Condition, Liquidity and Capital Resources

We expect to generate cash from (1) the net proceeds of the private offering of our common units, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, (3) borrowings from banks, including secured borrowings, and any other financing arrangements we may enter into in the future and (4) any future offerings of equity or debt securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management fee and any indemnification obligations), (3) debt service of borrowings, if any, and (4) cash distributions to unitholders.
For the period from June 8, 2023 (commencement of operations) to June 30, 2023, we experienced a net increase in cash and cash equivalents of $89,275. During that period, $50,140 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $139,415, due primarily from $102,300 of proceeds from the issuance of common units and $37,115 of secured borrowings.
As of June 30, 2023, we had $89,275 of cash and cash equivalents, portfolio investments (at fair value) of $50,400, $526 of interest receivable and $37,115 of secured borrowings.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023, off-balance sheet arrangements consisted of $16,673 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statement of Assets and Liabilities.
Equity Activity
For the period from June 8, 2023 to June 30, 2023, the Company issued and sold 5,115,000 units at an aggregate purchase price of $102,300 to investors and the Company commenced operations.
Leverage
To seek to enhance our returns, we expect to use leverage as market conditions permit and at the discretion of the Adviser. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of June 30, 2023, we had $37,115 in senior securities and our asset coverage was 376.5%. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage is expected to be applied on a position-by-position basis, meaning little-to-no leverage may be applied to certain investments, while others may have more leverage applied. Any such leverage would also be expected to increase the total capital available for investment by the Company. We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle.
Secured Borrowings

As of June 30, 2023, we had $37,115 of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our secured borrowings bore interest at a weighted average rate of 8.6% for the period from June 8, 2023 (commencement of operations) to June 30, 2023. We recorded

$9 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to June 30, 2023.
Regulated Investment Company Status and Distributions
We anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our Board in accordance with applicable law. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest earned on our investments, although distributions to unitholders may also include a return of capital.
We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute or be deemed distribute to our unitholders, for each tax year, at least 90% of our “investment company taxable income” (as defined in the Code) for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular U.S. corporate income tax rates, and elect to treat such gains as deemed distributions to unitholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Depending on the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes). Any Incentive Fee to be paid to our Adviser will not be reduced to take into account any such taxes.
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign unitholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. unitholders with proper documentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments often do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the valuation designee appointed by our Board of Directors pursuant to Rule 2a-5 under the Investment Company Act. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by the Adviser do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our consolidated financial statements.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates.
As of June 30, 2023, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors of 2%.
Based on our Statement of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$1,294	$—	$1,294
200	1,035	—	1,035
150	777	—	777
100	518	—	518
50	259	—	259

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(259)	$—	$(259)
100	(518)	—	(518)
150	(777)	—	(777)
200	(1,035)	—	(1,035)
250	(1,294)	—	(1,294)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2023:

	June 30, 2023
($ in thousands)	Debt Investments	Borrowings
SOFR
90 day	$51,767	$—
Fixed rate	—	37,115

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings
We are currently not a party to any pending material legal proceedings.
Item 1A. Risk Factors

There have been no material changes to the risk factors discussion in "Item 1A. Risk Factors" in the Company’s amended registration statement on Form 10, filed with the SEC on June 21, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2023, the Company issued and sold 100 common units to Oaktree Fund GP I, L.P., an affiliate of the Adviser, at a price of $20 per unit, for aggregate consideration of $2,000 in cash, in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On May 2, 2023, the Company redeemed the 100 units sold to Oaktree Fund GP I, L.P. on May 1, 2023 at a redemption price of $20 per unit.

On June 8, 2023, the Company issued and sold 2,555,000 units at an aggregate purchase price of $51,100,000 to investors in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and in Rule 506 of Regulation D promulgated thereunder.

On June 28, 2023, the Company issued and sold 2,560,000 units at an aggregate purchase price of $51,200,000 to investors in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and in Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the period ended June 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
10.3	Custody Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE GARDENS OLP, LLC

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer

Date: August 9, 2023