Form 10-K
period 2023-09-30
Oaktree Gardens OLP, LLC
filed 2023-12-20
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Securities registered pursuant to section 12(g) of the Act: Common Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

As of March 31, 2023, there was no established public market for the registrant's common units.

The registrant had 8,305,429 common units outstanding as of December 18, 2023.

OAKTREE GARDENS OLP, LLC

FORM 10-K FOR THE PERIOD FROM JUNE 8, 2023 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2023

PART I
Item 1. Business

Oaktree Gardens OLP, LLC (together with its subsidiaries where applicable, the "Company", which may also be referred to as "we," "us" or "our") is a closed-end management investment company primarily focused on lending to large private equity-owned companies. On May 5, 2023, we elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

We are externally managed by Oaktree Fund Advisors, LLC, a Delaware limited liability company (the “Adviser” and including its affiliates, individually or collectively, as the context requires, “Oaktree”). Our investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. We seek to build a diverse portfolio across industries and expect most of our investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with earnings before interest, taxes, depreciation or amortization (“EBITDA”) of $100 million or greater. To a lesser extent, we may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. The Investment Professionals (as defined below) prioritize risk control and downside protection by evaluating credit fundamentals, monitoring appropriate credit metrics such as loan-to-value (“LTV”) and pursuing ample structural protections. We focus primarily on first lien secured loans but may occasionally invest in junior instruments.

We are part of Oaktree’s Private Credit strategy, which is a combination of Oaktree’s Strategic Credit, U.S. Private Debt and European Private Debt strategies. The Adviser and its affiliates also provide discretionary investment management services to other managed accounts and investment funds within these strategies, including Oaktree Specialty Lending Corporation, a publicly traded BDC (“OCSL”), and Oaktree Strategic Credit Fund, a continuously offered BDC (“OSCF”).

Formation Transactions

We were organized on February 6, 2023 as a Delaware limited liability company. We are conducting a private offering (the “Private Offering”) of our common units of limited liability company interest to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing during the Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase common units. Each investor is required to enter into a subscription agreement with us in connection with its Capital Commitment (a “Subscription Agreement”). On May 4, 2023, we completed our initial closing (the “Initial Closing”) pursuant to which we accepted an aggregate of $1.28 billion of Capital Commitments to purchase common units. Investors are required to fund drawdowns to purchase common units up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days’ prior notice (excluding the initial drawdown). If an investor’s Subscription Agreement is accepted in whole or in part by the Adviser on our behalf, then upon the acquisition of common units, the investor will become a unitholder, subject to the terms and conditions set forth in the Subscription Agreement and our limited liability company agreement (the “LLC Agreement”) (as applicable).

We commenced our investment activities shortly after our initial capital drawdown in the Private Offering (the “Initial Drawdown”). We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering. In addition, we may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. See “—Certain BDC Regulatory Considerations—Senior Securities” below.

Our Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provide investment advisory services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) by and between our Adviser and us.

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Oaktree Capital Management, L.P. (“OCM”), a leading global investment management firm headquartered in Los Angeles, California focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of the Adviser and its affiliates have been investing together for over 35 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2023, Oaktree (together with its affiliates) had over $180 billion of assets under management1. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, real estate, convertible securities, listed equities and multi-strategy solutions.

Oaktree’s primary firm-wide goal is to achieve attractive returns while bearing less-than-commensurate risk. Oaktree believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.

Oaktree believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed Oaktree to attract and retain an extremely talented group of investment professionals (the “Investment Professionals”) as well as accounting, valuation, legal, compliance and other administrative professionals. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all of OCM’s investment professionals share in a discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of the Adviser and its affiliates and the individual employee’s performance and level of responsibility.

The Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds, which may have investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest.

Oaktree Senior Executives
The current senior executives of Oaktree are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank and Sheldon Stone. The original founders formed Oaktree in April 1995 after having managed funds in the high yield bond, distressed debt, private equity and convertible securities areas of Trust Company of the West for approximately 10 years. The senior executives have led the investment of clients’ funds in the consistent, risk-controlled manner called for by Oaktree’s philosophy, generally resulting in what Oaktree believes to be an impressive track record, reduced risk and satisfied clients.

Oaktree’s Professionals
Oaktree is dedicated to highly professional management in a limited number of specialized investment niches. As of September 30, 2023, Oaktree had more than 1,200 professionals in 21 cities and 16 countries, including a deep and broad credit platform drawing from more than 390 highly experienced investment professionals with significant origination, structuring and underwriting experience. Specifically, the Private Credit group that will be responsible for implementing our investment strategy led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by the Adviser and certain of its affiliates.

Brookfield Transaction
The Adviser is under common control with OCG. On September 30, 2019, Brookfield completed the acquisition of up to 62% of the business of OCG, which, together with certain related transactions, resulted in Brookfield owning a majority economic interest in Oaktree’s business. Oaktree operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100-year history and over $850 billion of assets under management (inclusive of Oaktree) as of September 30, 2023 across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG’s founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
_________________
1 References to total “assets under management” or “AUM” represent assets managed by Oaktree and a proportionate amount of the AUM reported by DoubleLine Capital LP (“DoubleLine Capital”), in which Oaktree owns a 20% minority interest. Oaktree’s methodology for calculating AUM includes (i) the net asset value (NAV) of assets managed directly by Oaktree, (ii) the leverage on which management fees are charged, (iii) undrawn capital that Oaktree is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles (CLOs), the aggregate par value of collateral assets and principal cash, (v) for publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, and (vi) Oaktree’s pro rata portion (20%) AUM reported by DoubleLine Capital. This calculation of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts managed and is not calculated pursuant to regulatory definitions.

Environmental, Social and Corporate Governance
Oaktree takes account of environmental, social and corporate governance (“ESG”) considerations as part of its investment process. In September 2019, Oaktree became a signatory to the Principles for Responsible Investment (“PRI”). Oaktree believes that the tenets of the PRI are well-aligned with Oaktree’s mission of delivering superior investment results with risk under control, and complementary to – not in conflict with – its investment philosophy. Oaktree’s adoption of the PRI reflects broad-based support for incorporating environmental, social and corporate governance considerations when making investments. OCM’s ESG policy (“ESG Policy”) was first adopted and published in 2014, and since then Oaktree has continued to refine its approach. The firm recognizes that material ESG issues can directly impact investment performance. Accordingly, Oaktree’s Private Credit team follows Oaktree’s ESG Policy and regularly assesses ESG-related factors as part of the team’s investment process in a manner it believes is consistent with relevant regulatory requirements and its fiduciary obligations to maximize profits for its funds and accounts.
The ability of Oaktree’s Private Credit team to assess and influence material ESG issues varies by investment. Situations where Oaktree has access to full due diligence and where it obtains control allow Oaktree to better detect and address material ESG issues relative to situations where it may be limited to public information or have a non-controlling investment. In evaluating an existing or prospective investment, Oaktree’s Private Credit investment professionals generally seek to (a) identify material ESG issues that may affect the investment, (b) analyze the relative importance of, and risk posed by, any identified material ESG issue, (c) consider the costs and benefits of potential remedial measures, and (d) assess its ability to influence change to mitigate material ESG-related risks and/or meet relevant regulatory obligations. Based on the foregoing analysis, Oaktree may seek to foster change in some circumstances or even forgo investments in others. Oaktree’s Private Credit team seeks to, where possible, advance ESG practices through the interactions of its investment professionals with the management of existing and prospective portfolio companies and their advisers. Oaktree seeks to ensure that, where possible, portfolio company management appreciates the financial ramifications of such issues and has the benefit of Oaktree’s insight with respect to the approaches being taken across a wide variety of industries and companies.
In addition, the Adviser recognizes its obligations under Regulation (EU) 2019/2088 of the European Parliament and of the Council of November 27, 2019 on sustainability related disclosures in the financial services sector (“SFDR”). SFDR is a European regulation that imposes ESG disclosure requirements on asset managers.

Our Administrator
We have entered into an administration agreement (the “Administration Agreement”) with Oaktree Fund Administration LLC (the "Administrator"), a wholly owned subsidiary of OCM. The principal executive offices of our Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, our Administrator provides services to us, and we reimburse our Administrator for costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.

Investment Approach
Our investment objective is to generate current income and long-term capital appreciation. We primarily focus on private lending opportunities to large private equity-owned companies. The Adviser believes that these large private equity-owned companies have two key characteristics that benefit lenders: (1) they tend to be more diversified with greater scale, which enables them to withstand economic cycles better than smaller companies and (2) they tend to be backed by larger, well-established, disciplined private equity firms with larger teams and access to significant amounts of capital.

We seek to build a diverse portfolio across industries and expect most of our investments to be in the debt of eligible portfolio companies. Because non-U.S. entities are not eligible portfolio companies (as described below) and their securities are not qualifying assets, we do not expect investments in non-U.S. entities to be a large part of our portfolio. See “—Certain BDC Regulatory Considerations — Qualifying Assets” below.

We focus primarily on first lien secured loans but may occasionally invest in junior instruments. For example, when we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which may be in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, which are common or preferred equity investments that represent less than 50% of the voting equity of such issuer, we generally seek to structure our non-control equity investments to provide us with minority rights provisions and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights in which we have the right to register the equity securities held by us when the issuer or potentially another investor files a registration statement with respect to that class of securities. These minority equity investments have the potential to generate excess returns.

The Investment Professionals prioritize risk control and downside protection by evaluating credit fundamentals, monitoring appropriate credit metrics such as LTV and pursuing ample structural protections. Consistent with Oaktree’s firm-wide investment philosophy, we seek to achieve our investment objective without subjecting principal to undue risk of loss. This emphasis on downside protection generally means (1) Oaktree focuses on the senior-most tranches within the capital structure, (2) Oaktree seeks ample collateral value well in excess of the principal value of its investment, (3) Oaktree links additional funding to the achievement of credit de-risking milestones and (4) Oaktree negotiates robust covenant packages including, in many cases, maintenance-based financial covenants.

In addition, we integrate ESG considerations, where we consider them material and relevant, into our due diligence and investment decision-making in connection with potential investments for the Company, although ESG considerations do not represent a primary focus of the Company. We believe that ESG considerations, like other, more traditional subjects of investment analysis such as market position, growth prospects and business strategy, have the potential to impact financial risk and investment returns. We do not have any ESG-related investment restrictions and believe that ESG considerations are best analyzed in combination with a company’s fundamentals, including a company’s industry, geography and strategic position. The specific ESG factors considered in connection with any potential investment will depend on and be tailored (as appropriate) to the particular asset class or classes being evaluated for investment.

Investment Process

Source

The Adviser has several resources for originating new opportunities that grant the Investment Professionals a comprehensive view of the actionable investment universe. From this universe, the Adviser can then select the most attractive opportunities for us. In addition to its dedicated group of sourcing professionals, the Adviser also leverages its strong global market presence and relationships with affiliates, advisers, sponsors, banks, management teams, capital-raising advisers, trading desks and other sources to gain access to opportunities that are consistent with our investment strategy. The Adviser is a trusted partner to financial sponsors and management teams based on its best-in-class market reputation, relationship-based approach, long-term investment orientation and focus on lending across economic cycles. The Adviser believes that this gives us access to proprietary deal flow and “first looks” at investment opportunities and that we are well-positioned for difficult and complex transactions.

Screen

The Adviser is highly selective in making new investments. The initial screening process typically includes a review of the proposed capital structure of the target portfolio company (including level of assets or enterprise value coverage), the company’s management team and its equity ownership levels, the viability of its long-term business model, the target’s performance against the ESG considerations described above, forecasted financial statements and liquidity profile. In addition, the Adviser may assess industry and macroeconomic trends, potential catalysts that may create enhanced value in the investment, and the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.

Research

Once the Investment Professionals have identified a potential investment opportunity and prior to making any new investment, the Adviser completes an extensive due diligence process led by investment analysts assigned to each transaction. The analysts examine various elements of the prospective investment to assess its risks and ensure that it meets our investment criteria and guidelines. Throughout the underwriting process, the analysts typically consider the following to evaluate the opportunity: the company’s management team, suite of products/services, competitive position in its markets, barriers to entry, valuation, operating and financial performance, organic and inorganic growth prospects, as well as the expansion potential of its markets. In performing this evaluation, the analysts may use financial, qualitative and other due diligence materials provided by the target company, commissioned third-party reports and internal sources, including the Adviser’s relationships derived from the Investment Professionals, industry participants and experts. As part of their research, the Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events to understand how the investment may perform under several different scenarios. The Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and typically models exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

Decide

The Investment Professionals propose investments along with all due diligence findings to an investment committee of the Adviser (the “Investment Committee”). The Investment Committee is a collaborative and consensus-driven body that employs a rigorous process to weigh the merits and risks of each prospective investment, make investment decisions and appropriately size investments within the portfolio on our behalf. The Investment Committee generally strives for full consensus, but ultimately requires majority approval to move forward with an investment. No single committee member has veto rights for an investment. Investment Committee members are appointed and serve at the sole discretion of Armen Panossian and currently the committee includes three additional members alongside Mr. Panossian: Milwood Hobbs, Raghav Khanna and Rajkumar Makam.

Monitor

Risk management is the Adviser’s utmost priority. In managing our portfolio and mitigating its downside, the Adviser seeks to actively monitor each portfolio company and make hold and exit decisions when credit events occur, we become overleveraged or opportunities with more attractive risk-reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly meet with company management, and, if applicable, the controlling shareholders. Based on their monitoring, the Investment Professionals seek to determine the optimal exit timing and strategy while maximizing our return on investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, the Adviser seeks to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management team to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that the Adviser’s experience with restructurings and our access to the Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.

There can be no assurance that our investment objective will be achieved.

Description of Investments
Set forth below are summary descriptions of the investments that are expected to comprise over time our principal investments. We may not acquire any assets other than Qualifying Assets (as summarized below under “Certain BDC Regulatory Considerations—Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets.

Direct Lending

We may make loans directly to non-U.S. and U.S. borrowers, including negotiating and structuring covenant packages, and may receive commitment or other types of fees in connection therewith. These loans may be long-term or short-term, secured or unsecured, and may or may not have an equity component attached.

Debt Securities and Obligations

We may invest in all types of publicly traded or privately placed debt securities and other obligations such as bank loans and participations, equipment trust certificates, mortgages, mezzanine debt or deeds of trust on real property and trade credit. The debt obligations purchased may consist of various types of debt instruments, including those bearing fixed, contingent or varying rates of interest, those bearing no interest at all, those on which interest has ceased to accrue (e.g., debt obligations of a company that has entered into bankruptcy proceedings), convertible securities, municipal securities and “high yield” instruments or “junk bonds” (which are securities that are rated below investment grade by rating agencies or which are unrated and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal). Debt instruments purchased may be senior or subordinated to other interests and may include secured and unsecured debt obligations, as well as hybrid debt instruments involving warrants or with other rights attached.

Preferred Stock

We may purchase preferred stock that ranks below debt and above common equity in a company’s capital structure. A typical preferred stock investment will have a fixed dividend payment rate, a redemption period, and an equity component in the form of warrants, convertibility, and/or purchased equity, but occasionally, it may also include such features as (a) contingent or varying dividend rates, (b) the issuance of additional preferred stock as PIK dividends, (c) original issuance at a deep discount with no dividend payments or (d) convertibility into common stock.

Equities

We may purchase publicly traded or privately placed equity securities, including common stock and preferred stock (including convertible preferred stock), as well as warrants with respect to such equity securities. Such securities may be purchased directly from the company or on the secondary market and may be obtained in connection with debt securities or obligations or on their own.

Bridge Financings

We may provide interim financing to a portfolio company to facilitate buy-outs or acquisitions. Bridge financing is a short-term method of financing in which repayment is customarily financed through receipt of proceeds of divestitures or asset sales by the borrower, the sale of new securities in either public or private transactions, the recapitalization of the company involving third-party debt or other methods.

“When-Issued” Securities

We may invest in the “when-issued” trading market. In this market, security holders who expect that other securities will be issued in exchange for or in connection with their securities may sell the right to purchase those other securities after their issue for a price fixed prior to issue. If the when-issued securities are not issued as expected, a seller is not obligated to deliver any securities.

Follow-on Investments/Build-ups

We may employ a strategy of making several mutually reinforcing investments intended to result in a more successful business entity. Such a strategy could begin with an investment in a platform company with subsequent complementary transactions or through the simultaneous closing of multiple transactions.

Securities or Other Obligations of non-U.S. Entities

We may invest in securities or obligations of companies that are non-U.S. entities. Some or all of these securities or obligations may be denominated in currencies other than U.S. dollars. Investments in non-U.S. entities may be subject to risks different from those affecting U.S. investments. When a transaction is denominated in a currency other than U.S. dollars and the transaction structure or timing exposes us to currency fluctuation risk, that risk may be hedged, although the Adviser is not required to hedge such risk. Because non-U.S. entities are not eligible portfolio companies (as described below) and their securities are not Qualifying Assets, we do not expect such investments to be a large part of our portfolio.

Options and Warrants

We may purchase, write and sell covered and uncovered put and call options. Options typically allow the holder to purchase common stock of an issuer on a future date for a price fixed at the time of the issuance of the options. Warrants are long-term options to purchase particular securities to be issued by, or owned by, the issuer of the warrants. We will use warrants in substantially the same manner as call options. We may write put and call options without (a) owning (i) the underlying security or (ii) the right to receive securities of the same class in similar amounts as the underlying security or (b) setting aside liquid assets equal to the anticipated potential liability with respect to the options. In evaluating opportunities in the areas of options and warrants, the Adviser bases its decisions on essentially the same research and evaluation procedures employed to judge securities generally. If the anticipated price movement does not occur within a given time frame, we could lose our entire investment in options or warrants. We may invest in both listed and unlisted options and warrants.

Money Market Investments

Pending the purchase of other permitted investments, or to provide the reserves described below, we may invest temporarily in one or more unaffiliated money market mutual funds or directly in certificates of deposit, commercial paper, interest bearing government securities, repurchase contracts pursuant to which we buy assets from a counterparty and simultaneously agrees to resell such assets or similar assets to such counterparty at a future date and other short-term instruments. We may also make such investments to reduce volatility at times when risk is considered high and market conditions become so volatile that effective hedging becomes difficult or cost-inefficient.

Reserves, Cash and Cash Equivalents

We may hold in reserve such cash and cash equivalents and other liquid investments as the Adviser considers appropriate to provide for our anticipated obligations, including the payment of expenses and other liquidity needs (including to take advantage of investment opportunities), the repayment of indebtedness and the exercise of options and warrants and obligations with respect to short sales. We may also hold cash in reserve in order to maintain liquidity to take advantage of investment opportunities.

Other Investment Techniques and Instruments

We may employ other investment techniques and invest in other instruments that the Adviser believes will help achieve our investment objective, whether or not such investment techniques or instruments are specifically described in this annual report on Form 10-K, though we do not expect these investments to make up a large portion of our portfolio. These other investments may include (a) investments in real estate properties or mortgages where the mortgagor is not a significant operating company, including pools of commercial and residential real estate loans, (b) shares of real estate investment trusts and mortgage-backed securities, (c) foreign currency in connection with the settlement of transactions in securities denominated in such foreign currency (but not as a standalone investment), (d) contracts with banks or other foreign currency brokers or dealers to purchase or sell or have the option to purchase or sell foreign currencies at a future date to hedge against the impact of changes in foreign currency exchange rates on investments denominated in foreign currencies and (e) all types of derivative transactions and credit-linked securities, including total return swaps, rate of return swaps, credit default swaps (including index-related credit default swaps), interest rate swaps and credit-linked notes and deposits, subject to the limitations of the Investment Company Act.

In addition, if the Adviser believes that suitable opportunities present themselves to transact on attractive terms, we may also consider the acquisition of entire portfolios (or portions of portfolios) of securities of the types described herein or other types of securities which are consistent with our investment objectives. Consistent with our investment objective, we may invest in financial instruments of any and all types, which exist now or are hereafter created.

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement with the Adviser, an entity in which certain of the Investment Professionals may have indirect ownership and pecuniary interests.

In addition, the Adviser, the Investment Professionals, our executive officers and directors, and other current and future principals of the Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Oaktree. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by the Adviser or its affiliates may have investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of the Adviser and other operations of Oaktree. See “—Allocation of Investment Opportunities and Potential Conflicts of Interest” below.

The Adviser does not assume any responsibility to us other than to render the services described in, and on the terms of, the Investment Advisory Agreement and is not responsible for any action of our board of directors in declining to follow the advice or recommendations of the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser (and its members (and their partners or members, including the owners of their partners or members), managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in the Investment Company Act). Absent willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement, we will provide indemnification from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by those described above in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser.

Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services. All Investment Professionals of the Adviser who provide investment advisory services to us are compensated by the Adviser, as described below.

Management Fee

The Adviser receives quarterly in arrears a management fee (the “Management Fee”) equal to 1.00% per annum of our gross assets (excluding cash and cash equivalents). The Management Fee for each quarter is calculated based on our average gross assets (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter.

The Adviser does not receive any fees on Capital Commitments not yet drawn.

Administration Agreement

Pursuant to an Administration Agreement, the Administrator furnishes us with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to unitholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to unitholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to us by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities, including the allocable portion of personnel. See “—Expenses” for additional information regarding our expenses. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of our outstanding voting securities, or by the vote of our directors or by the Administrator. Additionally, we bear all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Administrator’s duties or by reason of the reckless disregard of the Administrator’s duties and obligations under the Administration Agreement, the Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with the Administrator, including the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, the Adviser or us) is not liable to us for any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under the Administration Agreement or otherwise as our administrator, and we will indemnify, defend and protect the Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with the Administrator, including the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, the Adviser or us) and hold them harmless from and against all damages, liabilities, fees, penalties, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our unitholders) arising out of or otherwise based upon the performance of any of the Administrator’s duties or obligations under the Administration Agreement or otherwise as our administrator.

Expenses

All Investment Professionals of the Adviser who provide investment advisory services to us are compensated by the Adviser or one of its affiliates, as described below. Under the Administration Agreement as in effect from time to time, the Administrator provides us with certain administrative services. In full consideration of the provision of services of the Administrator, we reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement.

All personnel of the Adviser, when and to the extent engaged in providing investment advisory services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the

Adviser or one of its affiliates and not by us. We bear all other costs and expenses of our organization, operations, administration and transactions, including (without limitation) fees and expenses relating to: (a) all costs, fees, expenses and liabilities incurred in connection with our formation and organization and the offering and sale of our common units, including expenses of registering or qualifying securities held by us for sale and blue sky filing fees; (b) diligence and monitoring of our financial, regulatory and legal affairs, and, if necessary, enforcing rights in respect of investments (to the extent an investment opportunity is being considered for us and any other funds or accounts managed by the Adviser or its affiliates, the Adviser’s out-of-pocket expenses related to the due diligence for such investment will be shared with such other funds and accounts pro rata based on the anticipated allocation of such investment opportunity between us and the other funds and accounts); (c) the cost of calculating the value of all of our assets, including accrued interest, dividends and assets purchased with borrowings, less all of our liabilities, including accrued expenses, any reserves established by the Adviser in its discretion for contingent liabilities and any borrowings as of any date of determination (including third-party valuation firms); (d) the cost of effecting sales and repurchases of our common units and other securities; (e) Management Fees payable pursuant to the Investment Advisory Agreement; (f) fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); (g) retainer, finder’s, placement, adviser, consultant, custodian, sub-custodian, depository or pursuant to any national private placement regime in any jurisdiction, a Swiss representative and paying agent or ombudsman appointed pursuant to the Collective Investment Schemes Act dated June 23, 2006 as amended, the Financial Services Act dated 15 June, 2018 as amended, as well as any similar law, rule or regulation relating to the implementation thereof), transfer agent, trustee, disbursal, brokerage, registration, legal and other similar fees, commissions and expenses attributable to making or holding investments; (h) the reporting, filing and other compliance requirements (including expenses associated with the initial registrations, filings and compliance) contemplated by any national private placement regime in any jurisdiction; (i) fees and expenses associated with marketing efforts (including travel and attendance at investment conferences and similar events); (j) allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it; (k) fees, interest and other costs payable on or in connection with any indebtedness; (l) federal and state registration fees and other governmental charges; (m) any exchange listing fees; (n) federal, state and local taxes; (o) independent directors’ fees and expenses; (p) brokerage commissions; (q) costs of proxy statements, unitholders’ reports and notices and any other regulatory reporting expenses; (r) costs of preparing government filings, including periodic and current reports with the SEC; (s) fidelity bond, liability insurance and other insurance premiums; (t) printing, mailing, independent accountants and outside legal costs; (u) costs of winding up and liquidation; (v) litigation, indemnification and other extraordinary or non-recurring expenses; (w) dues, fees and charges of any trade association of which we are a member; (x) research and software expenses, quotation equipment and services and other expenses incurred in connection with data services, including subscription costs, providing real-time price feeds, real-time news feeds, securities and company information, and company fundamental data attributable to such investments; (y) costs and expenses relating to investor reporting and communications; (z) all costs, expenses, fees and liabilities incurred in connection with the liquidation of the Company; (aa) all other out-of-pocket expenses, fees and liabilities that are incurred by us or by the Adviser on our behalf or that arise out of our operation and activities, including expenses related to organizing and maintaining persons through or in which investments may be made and the allocable portion of any Adviser costs, including personnel, incurred in connection therewith; (bb) accounting expenses, including expenses associated with the preparation of our financial statements and tax information reporting our returns and the filing of various tax withholding forms and treaty forms by us; (cc) the allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs; and (dd) all other expenses incurred by the Administrator, an affiliate of the Administrator or us in connection with administering our business, including payments under the Administration Agreement to the Administrator or such affiliate in an amount equal to our allocable portion of overhead and other expenses incurred by the Administrator or such affiliate in performing its obligations and services under the Administration Agreement, such as rent and our allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator or such affiliate for us. For the avoidance of doubt, we bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business and affairs and in acting on our behalf).

Additionally, we will bear all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

Competition

We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are taking advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. We are not taking advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Investment Advisory Agreement. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is an employee of Oaktree.

Private Offering

We have entered into separate Subscription Agreements with investors providing for the private placement of our common units pursuant to the Private Offering. The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors purchased our common units, the circumstances under which we may draw down capital from investors and certain covenants that all investors must agree to. In addition, the Subscription Agreement includes a questionnaire designed to ensure that all investors are “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act.

While we expect each Subscription Agreement to reflect the terms and conditions summarized in the following paragraphs, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law.

Closings

We held the Initial Closing on May 4, 2023 when we first accepted subscriptions for our common units from investors, other than our initial member, pursuant to the Private Offering. Additional investors may subscribe for our common units (which may be issued in fractional form to the extent required) at one or more closings after our Initial Closing (each, a “Subsequent Closing”) at the then-applicable price equal to the net asset value per unit as of the end of the most recent calendar quarter prior to the date of the applicable purchase, as determined by the Adviser, as valuation designee of our board of directors under the Investment Company Act, and subject to the limitations of Section 23 under the Investment Company Act (the “Purchase Price”); provided, however, as of the first capital drawdown date that occurred immediately following the Initial Closing, the net asset value per unit was deemed to be $20.00.

The Initial Closing and each Subsequent Closing are each referred to as a “Closing.”

Capital Drawdowns

Investors are required to fund drawdowns up to 100% of the amount of their remaining respective Capital Commitments each time we deliver a drawdown notice. Subject to certain exceptions, we will deliver a drawdown notice at least ten calendar days prior to each funding. Drawdowns will generally be made pro rata, in accordance with the remaining Capital

Commitments of all investors. Drawdowns will entitle unitholders to our common units (which may be issued in fractional form to the extent required) at the then-applicable Purchase Price.

Company Term

Our term is perpetual.

Transfer of Our Common Units

Unitholders generally may not sell, assign, transfer, grant a security interest over or otherwise dispose of their common units or their Capital Commitment (“Transfer”) unless (a) we (and, if required by our lending arrangements, our lenders) give consent, (b) the Transfer is made in accordance with applicable securities laws and (c) the Transfer otherwise complies with the restrictions in the Subscription Agreement.

No Transfer may be effectuated except by registration of the Transfer on our books and records. Each transferee must agree to be bound by these restrictions and all other obligations as our unitholder.

Valuation Procedures

As a BDC, we generally invest in illiquid debt and equity securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with our valuation policies and procedures. See Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Allocation of Investment Opportunities and Potential Conflicts of Interest

Our executive officers and directors, and certain members of the Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as us, or of investment funds managed by the Adviser’s affiliates. For example, the Adviser presently serves as the investment adviser to OCSL, a publicly traded BDC, and OSCF, a continuously offered BDC. OCSL and OSCF have historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OCSL and OSCF, as well as private investment funds and accounts advised or sub-advised by the Adviser or its affiliates. In addition, all of our executive officers serve in substantially similar capacities for OCSL and OSCF and all of our directors serve in substantially similar capacities for OSCF. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us and our unitholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by the Adviser and its affiliates. To the extent an investment opportunity is appropriate for us, OCSL or OSCF, or any other investment fund or account managed or sub-advised by the Adviser or its affiliates, the Adviser will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

As a BDC, we are not generally permitted to invest in any portfolio company in which an Other Oaktree Fund or any of its downstream affiliates (other than us and our downstream affiliates) currently has an investment, or to make any co-investments with the Adviser or its affiliates, including any Other Oaktree Funds or any of its downstream affiliates (other than us and our downstream affiliates), without exemptive relief from the SEC, subject to certain exceptions.

On October 18, 2017, OCM received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions thereof (the “Exemptive Relief”). Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and that satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser. In addition, on December 15, 2020, the Adviser and certain of its affiliates received a modified exemptive order that allows Oaktree proprietary accounts to participate in co-investment transactions subject to certain conditions.

Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, we and our unitholders could be adversely affected to the extent investment opportunities are allocated to other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. We might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities managed by the Adviser and its affiliates. The Adviser seeks to treat all clients fairly and equitably over time such that none receives preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Material U.S. Federal Income Tax Considerations

General

The following is a discussion of certain U.S. federal income tax considerations relating to an investment in our common units. This discussion is based on laws, including the Code, the Treasury Regulations promulgated thereunder and administrative, judicial and other authorities in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. We are under no obligation to provide information to an investor with respect to changes in law or facts affecting this discussion after the date hereof. In addition, the following does not purport to address all of the U.S. federal income tax consequences that may be applicable to any particular unitholder and does not address the U.S. state and local and non-U.S. tax consequences of an investment in our common units. Prospective investors are therefore strongly urged to consult their tax advisers prior to investing in our common units with respect to their own tax situations.

The actual tax and financial consequences of the purchase and ownership of our common units will vary depending upon the unitholder’s circumstances.

This discussion is limited to unitholders that hold our common units as a “capital asset” within the meaning of Section 1221 of the Code (generally, property held for investment). This discussion does not address all U.S. federal income tax consequences relevant to a unitholder’s particular circumstances. In addition, it does not address consequences relevant to unitholders subject to special rules, including, without limitation:

•unitholders that are U.S. Persons (as defined below), including U.S. Persons that are exempt from U.S. federal income tax;
•U.S. expatriates and former citizens or long-term residents of the United States;
•persons subject to the alternative minimum tax;
•persons holding our common units as part of a hedge, straddle or other risk reduction strategy or as part of a conversion transaction or other integrated investment;
•banks, insurance companies, and other financial institutions;
•brokers, dealers or traders in securities;
•U.S. Unitholders (as defined below) whose “functional currency” is not the U.S. dollar;
•“controlled foreign corporations,” “passive foreign investment companies,” and corporations that accumulate earnings to avoid U.S. federal income tax;
•partnerships or other entities or arrangements treated as partnerships for U.S. federal income tax purposes (and investors therein);
•tax-exempt organizations or governmental organizations;
•persons subject to the three-year holding period rule in Section 1061 of the Code;
•persons deemed to sell our common units under the constructive sale provisions of the Code;
•persons who hold or receive our common units pursuant to the exercise of any employee stock option or otherwise as compensation; and
•tax-qualified retirement plans.

For purposes of this discussion, a “U.S. Person” or “U.S. Unitholder” is any beneficial owner of our common units that is for U.S. federal income tax purposes:
•individual who is a citizen of the United States or is treated as a resident of the United States for U.S. federal income tax purposes;
•a corporation or entity treated as a corporation for such purposes that in either case is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•a trust that (a) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons as described in Section 7701(a)(30) of the Code, or (b) has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A “Non-U.S. Person” or “Non-U.S. Unitholder” is any beneficial owner of our common units that is neither a U.S. Person nor an entity or arrangement treated as a partnership for U.S. federal income tax purposes.

For tax purposes, our fiscal year ends September 30.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our common units, the tax treatment of a partner will generally depend upon the status of the partner in the partnership, the activities in the partnership and certain determinations made at the partner level. If the prospective investor is a partner of a partnership investing in the common units, the prospective investor is urged to consult its tax advisers. This discussion does not constitute tax advice and is not intended to be a substitute for tax planning.

Tax matters are complicated, and prospective investors are urged to consult their tax advisers concerning the U.S. federal, state, local and foreign tax consequences in their particular situations of the purchase, ownership and disposition of our common units, including the potential application of U.S. withholding taxes.

Regulated Investment Company Classification

We intend to elect to be treated, and intend to operate in a matter so as to continuously qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on our net investment income or capital gains that we timely distribute (or is deemed to distribute, except with respect to certain retained capital gains as discussed below) to our unitholders as dividends. Instead, dividends that we distribute (or are deemed to timely distribute) generally will be taxable to unitholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to unitholders. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to its unitholders, for each taxable year, generally an amount equal to at least 90% of our “investment company taxable income,” as defined by the Code, for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

Taxation as a Regulated Investment Company

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (generally, realized net long-term capital gains in excess of realized net short-term capital losses) we timely distribute (or are deemed to distribute, except with respect to certain retained capital gains as described below) to unitholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our unitholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (to the extent that U.S. federal income tax was not imposed on such amounts) less certain over-distributions in the prior year (collectively, the “Excise Tax Requirement”). We may be subject to such excise tax on a portion of our income, depending on our decision to retain any income or gain.

Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and (2) other requirements relating to our status as a RIC, including the Diversification Tests (as defined below). If we dispose of assets to meet the Annual Distribution Requirement, the Diversification Tests, or the Excise Tax Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In order to maintain our qualification as a RIC for federal income tax purposes, we generally must, among other things:
•at all times during each tax year, have in effect an election to be treated as a BDC under the Investment Company Act;

•derive in each tax year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•diversify our holdings so that at the end of each quarter of the tax year:

◦(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).

Failure to meet these requirements may result in us having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain its status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. No assurances can be provided that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

We may be required to recognize taxable income for U.S. federal income tax purposes in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. To enable us to make distributions to unitholders that will be sufficient to satisfy the Annual Distribution Requirement and the Excise Tax Requirement, we may need to liquidate or sell some of our assets at times or at prices that are not advantageous, raise additional equity or debt capital, take out loans, forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we borrow money, we may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Even if we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements, under the Investment Company Act, we generally are not permitted to make distributions to unitholders while our debt obligations and senior securities are outstanding unless certain “asset coverage” tests or other financial covenants are met. Limits on our payment of dividends may prevent us from meeting the Annual Distribution Requirement, and may, therefore, jeopardize our qualification for taxation as a RIC, or subject us to the 4% excise tax on undistributed income.

We may have difficulty satisfying the diversification requirements if we liquidate our portfolio, given that we will not be making additional investments. Though we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property.

We may acquire debt instruments with “market discount.” In general, we will be treated as having acquired a debt instrument with market discount if it is acquired in the secondary market and its stated redemption price at maturity (or, in the case of a debt instrument issued with OID, its revised issue price) exceeds our initial tax basis in the debt instrument by more than a statutory de minimis amount. If we acquire a debt instrument with market discount, we will be required to treat any gain recognized on the disposition of such debt instrument as ordinary income (instead of capital gain) to the extent of the accrued market discount, unless we elect or have elected to include market discount in income as it accrues.

Because we may use debt financing, we will be subject to certain asset coverage requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, it could fail to qualify for RIC tax treatment and, thus, become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (b) convert long-term capital gain (currently taxed at lower rates for non-corporate U.S. taxpayers) into higher taxed short-term capital gain or ordinary income; (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (d) cause us to recognize income or gain without a corresponding receipt of cash; (e) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (f) adversely alter the characterization of certain complex financial transactions; and (g) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions; however, no assurance can be given that we will be eligible for any such tax elections or that any elections we make will fully mitigate the effects of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to unitholders and distributions will be taxable to the unitholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

In the event we invest in non-U.S. securities, we may be subject to non-U.S. income, withholding and other taxes with respect to those securities. In such event, our yield on those securities would be decreased. We do not expect to satisfy the conditions necessary to pass through to our unitholders their share of the non-U.S. taxes paid by us, thus, unitholders will generally not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given year exceed our investment company taxable income, we will have a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years, and these net operating losses generally will not pass through to unitholders. In addition, expenses can be used only to offset investment company taxable income, and may not be used to offset net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward those losses, and use them to offset future capital gains, indefinitely. Further, a RIC’s deduction of net business interest expense is limited to 30% of its “adjusted taxable income” plus “floor plan financing interest expense.” It is not expected that any portion of any underwriting or similar fee will be deductible for U.S. federal income tax purposes to us or our unitholders. Due to these limits on the deductibility of expenses, net capital losses and business interest expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to unitholders even if this income is greater than the aggregate net income we actually earned during those years.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we may be eligible for relief provisions (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets) if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests. Subject to a limited exception applicable to RICs that qualified for RIC status under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the 5-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on these net built-in gains at the time of our requalification as a RIC.

If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to the unitholders. We would not be able to deduct distributions to unitholders, nor would distributions to the unitholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to the unitholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the current maximum rate applicable to qualifying dividend income of individuals and other non-corporate U.S. Unitholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, unitholders that are corporations for U.S. federal income tax purposes would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the holder’s adjusted tax basis in its common units, and any remaining distributions would be treated as capital gain.

If, before the end of any quarter of our taxable year, we believe that we may fail the Diversification Tests, we may seek to take certain actions to avert a failure. However, the action frequently taken by RICs to avert a failure, the disposition of non-diversified assets, may be difficult for us to pursue because of the limited liquidity of our investments.

Although we expects to operate in a manner so as to qualify continuously as a RIC, we may not so qualify or may decide in the future to be taxed as a “C” corporation, even if it would otherwise qualify as a RIC, if we determine that treatment as a C corporation for a particular year would be in our best interests. The remainder of this discussion assumes that we will continuously qualify as a RIC for each taxable year.

Taxation of Non-U.S. Unitholders

The following discussion applies only to Non-U.S. Unitholders. Whether an investment in our common units is appropriate for a Non-U.S. Unitholder will depend upon that person’s particular circumstances. Non-U.S. Unitholders are urged to consult their tax advisers before investing in our common units.

Distributions on Units; Sales or Other Dispositions of Units

Distributions of our “investment company taxable income” to Non-U.S. Unitholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of federal withholding tax if paid to Non-U.S. Unitholders directly) will be subject to withholding of federal tax at a 30% rate (unless lowered or eliminated by an applicable income tax treaty) to the extent such distributions do not exceed our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are income effectively connected (or treated as effectively connected) with a U.S. trade or business (“ECI”) of the Non-U.S. Unitholder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. Unitholder), we will not be required to withhold U.S. federal tax if the Non-U.S. Unitholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. Unitholder that is a non-U.S. partnership or a non-U.S. trust, and such entities are urged to consult their tax advisers.

U.S.-source withholding taxes are generally not imposed on dividends paid by RICs to the extent the dividends are properly reported as “interest-related dividends” or “short-term capital gain dividends.” Interest-related dividends and short-term capital gain dividends generally represent distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a non-U.S. person, and that satisfy certain other requirements. This exemption will not apply in respect of interest received from non-U.S. issuers. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding tax. In addition, Non-U.S. Unitholders should be aware that U.S. withholding rules require us (or our withholding agent) to withhold on distributions in the absence of certainty as to whether such distributions are eligible for the exemption from withholding tax. Since amounts designated as interest-related dividends may be reduced to the extent such amounts exceed our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the Non-U.S. Unitholder or we are at least a 10% unitholder, reduced by expenses that are allocable to such income). No assurance can be given that we will distribute any interest-related or short-term capital gain dividends for the taxable year in which such dividend is distributed, we will generally not be certain that the entire amount of mid-year distributions of interest-related dividends is, in fact, properly treated as such. Accordingly, such distributions to Non-U.S. Unitholders may be subject to overwithholding by us (or our withholding agent).

Actual or deemed distributions of our net capital gains to a Non-U.S. Unitholder, and gains realized by a Non-U.S. Unitholder upon the sale of our common units (including a redemption of such units or upon our liquidation), will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are ECI of the Non-U.S. Unitholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. Unitholder in the United States) or, in the case of an individual, the Non-U.S. Unitholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met. If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. Unitholder will be entitled to a U.S. federal income tax credit or tax refund equal to the allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Unitholder must obtain a U.S. taxpayer identification number (if one has not been previously obtained) and file a U.S. federal income tax return even if the Non-U.S. Unitholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale or redemption of our common units, are ECI of the Non-U.S. Unitholder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. Unitholder), such amounts will be subject to U.S. income tax, on a net-income basis, in the same manner, and at the graduated rates applicable to, a U.S. Unitholder. For a corporate Non-U.S. Unitholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of our common units that are ECI (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Pursuant to Section 1471-1474 of the Code and the U.S. Treasury regulations thereunder, the applicable withholding agent generally will be required to withhold 30% of any payments of dividends on our common units and (subject to proposed U.S. Treasury regulations as discussed below) 30% of the gross proceeds from a sale of our common units paid to (a) a non-U.S. financial institution (whether such financial institution is the beneficial owner or an intermediary) unless such non-U.S. financial institution agrees to verify, report and disclose its U.S. account holders and meets certain other specified requirements or (b) a non-financial non-U.S. entity (whether such entity is the beneficial owner or an intermediary) unless such entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner and such entity meets certain other specified requirements. If payment of this withholding tax is made, non-U.S. Unitholders that are otherwise eligible for an exemption from, or a reduction in, withholding of U.S. federal income taxes with respect to such interest or dividends will be required to seek a credit or refund from the IRS to obtain the benefit of such exemption or reduction. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. Certain jurisdictions have entered into agreements with the United States that may supplement or modify these rules. We will not pay any additional amounts in respect of any amounts withheld. This withholding may be applied to reduce any future distributions to which you may be entitled.

Currently effective, proposed U.S. Treasury regulations have been issued that, when finalized, will provide for the repeal of the 30% withholding tax that would have potentially applied to all payments of gross proceeds from the sale, exchange or disposition occurring on or after January 1, 2019 of stock, bonds, or other property that could give rise to dividends or interest from sources within the United States (such as our common units). In the preamble to the proposed U.S. Treasury regulations, the government provided that taxpayers may rely upon this repeal until the issuance of final U.S. Treasury regulations.

Non-U.S. persons are urged to consult their tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in our common units.

Backup Withholding and Information Reporting

Backup withholding may apply to distributions on our common units with respect to certain non-exempt U.S. Unitholders. Such a U.S. Unitholder generally will be subject to backup withholding unless such U.S. Unitholder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against such U.S. Unitholder’s U.S. federal income tax liability, provided the proper information is provided to the IRS.

Generally, we must report to the IRS and to Non-U.S. Unitholders the amount of interest and dividends paid to the Non-U.S. Unitholder and the amount of tax, if any, withheld with respect to those payments. Copies of the information returns reporting such dividend payments and any withholding may also be made available to the tax authorities in the country in which the holder resides under the provisions of an applicable tax treaty or agreement. In general, a Non-U.S. Unitholder will not be subject to backup withholding with respect to payments of dividends if the Non-U.S. Unitholder provides its name and address, and certifies, under penalties of perjury, to the applicable withholding agent that (a) it is not a U.S. person (which certification may be made on an IRS W-8BEN or W-8BEN-E (or successor form)) or (b) the Non-U.S. Unitholder holds our common units through certain foreign intermediaries or certain foreign partnerships, and satisfies the certification requirements of applicable

Treasury regulations. A Non-U.S. Unitholder will be subject to information reporting and, depending on the circumstances, backup withholding with respect to the proceeds of the sale or other disposition (including a redemption) of our common units within the United States or conducted through certain U.S.-related payors, unless the payor of the proceeds receives the statement described above or the Non-U.S. Unitholder otherwise establishes an exemption.

Non-U.S. Unitholders are urged to consult their tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and non-U.S. tax consequences, of an investment in our common units.

Other Taxation

Unitholders may be subject to U.S. state, local and non-U.S. taxes on their distributions from our common units. Unitholders are urged to consult their tax advisers with respect to the particular tax consequences to them of an investment in our common units.

Certain BDC Regulatory Considerations

As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.

The Investment Company Act further requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of its business.

We are not generally able to issue and sell our common units at a price below net asset value per unit. We may, however, sell common units, warrants, options or rights to acquire such units, at a price below the current net asset value of the units if our board of directors determines that such sale is in our best interests and that of our unitholders, and our unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to the unitholders at prices per unit less than the net asset value per unit, subject to applicable requirements of the Investment Company Act.

Investment Restrictions

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company (which may be increased to 25% in certain circumstances under certain fund of funds arrangements), invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our unitholders to additional indirect expenses. None of the policies described above is fundamental and each such policy may be changed without unitholder approval, subject to any limitations imposed by the Investment Company Act.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:
(a)    is organized under the laws of, and has its principal place of business in, the United States;
(b)    is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
(c)    satisfies any of the following:
i.    does not have any class of securities that is traded on a national securities exchange;
ii.    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.    is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.    is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)     Securities of any eligible portfolio company which we control.
(3)     Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)     Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)     Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
Managerial Assistance to Portfolio Companies
A BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance includes any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, “temporary investments”) so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

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

Consistent with applicable legal and regulatory requirements, we are permitted, subject to certain specified conditions, to issue multiple classes of indebtedness and one class of units senior to our common units if our asset coverage, as calculated as provided in the Investment Company Act, is at least 150% (or a debt-to-equity ratio of approximately 2.0x) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to the unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for generally up to 60 days for temporary purposes without regard to asset coverage.

Notwithstanding the ability to incur leverage under the Investment Company Act, we will not (a) incur additional leverage at any time when the aggregate principal amount of our outstanding permanent leverage in connection with our investment activities exceeds 60% of the value of our total assets or (b) enter into any repurchase agreement unless the terms of such agreement do not require the collateral to be marked to market. For purposes of determining compliance with these limitations, all references to us shall be deemed to include us together with all of our consolidated subsidiaries.

Other

We are subject to periodic examination by the SEC for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or the unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and the Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Code of Ethics

We have adopted a joint code of ethics with OCSL and OSCF pursuant to Rule 17j-1 under the Investment Company Act and has also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the applicable code’s requirements. The codes of ethics are available upon request.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set forth below. These guidelines are reviewed periodically by the Adviser and our independent directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser votes proxies relating to our portfolio securities, if any, in what it perceives to be the best interest of the unitholders. The Adviser reviews on a case-by-case basis each proposal submitted to a unitholder vote to determine its impact on our portfolio securities. Although the Adviser generally votes against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there are compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by officers who are responsible for monitoring each of our investments. To ensure that the vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision-making process disclose to the Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Unitholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Oaktree Gardens OLP, LLC, Chief Compliance Officer, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Privacy Principles

We endeavor to maintain the privacy of our unitholders and to safeguard their non-public personal information. The following information is provided to help unitholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.

We may collect non-public personal information about our unitholders from the Subscription Agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the non-public personal information that we collect from our unitholders or former unitholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and our unitholders. We also maintain physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.

Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each unitholder that details our privacy policies and procedures at the time of subscription.

Reporting Obligations

We file annual reports containing audited financial statements, quarterly reports, proxy statements and such other periodic reports as we determine to be appropriate or as may be required by law. In addition, we are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Reports, proxy and information statements and other information we file with the SEC are available on the EDGAR Database on the SEC’s website at www.sec.gov.

Securities Act; U.S. State Securities Laws

Our common units are not, and will not be, registered under the Securities Act, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act and in Rule 506 of Regulation D (“Rule 506”) promulgated thereunder or another applicable exemption promulgated under the Securities Act. The units have not been registered under the securities laws of any state in reliance on exemptions from registration or the securities laws of any other jurisdiction, nor is such registration contemplated.

Each investor is required to make customary private placement representations, including that such investor is acquiring the units for its own account for investment and not with a view to resale or distribution. Further, each investor must be prepared to bear the risk of an investment in our common units for an indefinite period of time, since our common units are subject to restrictions on transferability and resale and may not be Transferred or resold except as permitted by us.

Exchange Act

In connection with any acquisition or beneficial ownership by us of more than 5% of any class of the equity securities of a company registered under the Exchange Act, we may be required to make certain filings with the SEC. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities and any contracts, arrangements or undertakings regarding the securities. In certain circumstances, we may be required to aggregate our investment position in a given portfolio company with the beneficial ownership of that company’s securities by or on behalf of the Adviser and its affiliates, which could require us, together with such other parties, to make certain disclosure filings or otherwise restrict our activities with respect to such portfolio company securities.

Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on public companies and their insiders. For example:

•pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare a report regarding its assessment of its internal control over financial reporting beginning with the fiscal year ending September 30, 2024. At such time as we are neither an emerging growth company nor a non-accelerated filer, our independent registered public accounting firm will be required to audit its internal control over financial reporting. We intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Foregoing the attestation requirement may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

U.S. Investment Advisers Act of 1940

The Adviser’s registration as an investment adviser under the Advisers Act does not imply any specific level of skill or training nor does it imply any endorsement, approval or certification of the Adviser by the SEC.

U.S. Commodity Exchange Act

To the extent that we acquire instruments which are commodity interests, we, the Adviser or another entity involved with the Adviser could be required to register with the CFTC as a CPO in connection with our acquisition of such commodity interests. The Adviser has claimed exclusion from the definition of a CPO under CFTC Rule 4.5 on the basis that, among other things, our trading in commodity interest positions will be limited. We anticipate entering into commodity interest transactions, if at all, to a very limited extent solely for hedging purposes or otherwise within the limitations of the applicable CFTC regulations. Therefore, the Adviser will not be required to deliver a CFTC compliant disclosure document to prospective investors, nor will it be required to provide our unitholders with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules that are generally applicable to registered CPOs.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•General economic and market conditions could materially affect the success of our activities and investments.
•Interest rate fluctuations may have a substantial impact on our investments.
•We are subject to additional risks as a result of being regulated as a BDC and taxed as a RIC.
•Investments in privately owned companies pose a number of significant risks.
•Interest rate fluctuations may have a substantial impact on our investments.
•The illiquid nature of certain of our investments may make it difficult for us to sell these investments when desired.
•We operate in a highly competitive market for investment opportunities.
•We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•The process of valuing our portfolio is subject to inherent uncertainties and judgments, which could impact how our net asset value is calculated.
•There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.

Market, Legal and Regulatory Risks

Public health emergencies and other geopolitical risks could have a material adverse impact on general economic and market conditions, which could adversely affect our ability to fulfill our investment objective.

An unstable geopolitical climate and continued threats of terrorism could have a material adverse effect on general economic conditions, market conditions and market liquidity. Additionally, a serious pandemic or a natural disaster could severely disrupt global, national and/or regional economies. No assurance can be given as to the effect of these events on the value of our investments.

Any public health emergency, including the COVID-19 pandemic and the emergence of additional variants of COVID-19, or any outbreak of other existing or new epidemic or pandemic diseases, or the threat thereof, could have a significant adverse impact on us, our portfolio companies and other investments, and could adversely affect our ability to fulfill our investment objective.

The extent of the impact of any public health emergency on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the scale and efficacy of government stimulus measures, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may materially and adversely impact (a) the value and performance of our portfolio companies and other investments, (b) the ability of our portfolio companies to continue to meet loan covenants, post margin or repay loans provided by us on a timely basis or at all, or (c) our ability to source, manage and divest investments and our ability to achieve our investment objective, all of which could result in significant losses to us. With respect to any revolving or delayed draw loans we make to a portfolio company, a portfolio company may be incentivized for liquidity or other reasons to draw on most, if not all, of the unfunded portion of such loan and we may not have the ability under the applicable credit agreement to refuse to fund such draw without our being in default and suffering financial penalties. The foregoing market conditions may cause us to write down assets materially as the fair market value of our investments may be reduced in light of a potential or actual economic decline or recession, decline in or lack of consumer confidence or uncertain and volatile market conditions that are difficult to assess or predict. In addition, our success depends in substantial part on the management, skill and acumen of the Adviser, whose operations may be adversely impacted by a public health emergency, including through quarantine measures, precautionary restrictions on travel or meetings imposed on the Investment Professionals or service providers, or any related health issues of such Investment Professionals or service providers.

The on-going conflict between Russia and Ukraine could materially affect the success of our activities and investments.

On February 24, 2022, Russia launched an invasion of Ukraine that has resulted in an ongoing military conflict between the two countries (the “Russia-Ukraine Conflict”). The Russia-Ukraine Conflict has caused, and is currently expected to continue to cause, significant disruptions to the global financial system, international trade, and the transportation and energy sectors, among other disruptions. In addition, the Russia-Ukraine Conflict has displaced millions of people, causing an acute refugee crisis in Europe, and has increased the threat of nuclear accidents or attacks, cyberattacks and further regional or global conflicts (including a potential expansion of the Russia-Ukraine Conflict to other countries as well as other potential conflicts, including, but not limited to, conflicts in other geographic locations and between other state and non-state actors), among other potentially dire consequences. In response to Russia’s actions, multiple countries and governing bodies, including the United States and the EU, have put in place global sanctions and other severe restrictions or prohibitions on the activities of certain individuals and businesses connected to Russia and/or Belarus. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some private companies have moved to divest Russia-based subsidiaries and assets. In addition, the impacts of the Russia-Ukraine Conflict on the supply chain and commodity prices are expected to be profound and may result in substantial inflation in one or more countries (or globally). However, the ultimate impact of the Russia-Ukraine Conflict and its effect on global economic and commercial activity and conditions, and on our operations, financial condition and performance or any particular industry, business, currency or country and the duration and severity of those effects, is impossible to predict.

The Russia-Ukraine Conflict may have a significant adverse impact on, and result in significant losses to, us and our portfolio companies. In particular, our portfolio companies may suffer significant increases in operating costs (including, among other reasons, as a result of the substantial increase in energy prices), reductions in customers or new subscriptions for services, losses from cyberattacks, significant reductions in revenue and growth, increased foreign exchange risk and/or unexpected operational losses and liabilities. It may also limit our ability to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (sanctions-related, military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy that we intends to pursue, all of which could adversely affect our ability to fulfill our investment objectives.

General economic and market conditions could materially affect the success of our activities and investments.

Many factors affect the appeal and availability of investments in companies and the securities and obligations that are our focus. The success of our activities could be materially adversely affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we may invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may affect the level and volatility of securities prices and the liquidity of our investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. These events could limit our investment originations, limit our ability to grow, negatively impact our operating results.

Oaktree’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Oaktree’s business and operations, which includes the Adviser, and thereby could impact us. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of our portfolio companies to perform under or refinance their existing obligations, and impair our ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses could be exacerbated by the presence of leverage in a particular portfolio company’s capital structure.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect our performance. The economies of particular individual emerging markets countries may differ favorably or unfavorably from one another in such respects as growth of gross domestic product, rate of inflation, currency depreciation, capital reinvestment, resource self-sufficiency and balance of payments position. Governments of many emerging markets countries have exercised and continue to exercise substantial influence over many aspects of the private sector, including owning or controlling such countries’ large companies.

Even before the COVID-19 pandemic, world financial markets were experiencing extraordinary market conditions, including, among other things, bank failures, extreme losses and volatility in securities markets and the failure of credit markets to function. In reaction to these events, regulators and monetary authorities in the United States and several other countries undertook unprecedented regulatory and monetary actions, and regulators in the United States and many other jurisdictions continue to consider and implement measures to stabilize U.S. and global financial markets. However, despite these efforts, U.S. and global financial markets remain volatile. We may be adversely affected by the foregoing events, which may be exacerbated by COVID-19 or by similar or other events in the future. In the longer term, there may be significant new regulations that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of continued severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, preserving the value of our assets, generating positive investment returns or effectively managing risks.

We are subject to regulatory oversight and requirements that restrict our activities and increase our cost of doing business.

The Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, BDCs are required to invest at least 70% of their total assets in qualifying assets, primarily in private U.S. companies or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we are required to meet certain source-of-income and asset diversification requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw such election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Certain investments we make may result in reporting and compliance obligations under the applicable regulations of the various jurisdictions in which we make investments. In addition, the making of certain investments may subject us and certain of our portfolio companies to a varied and complex body of energy and environmental regulations that both public officials and private individuals may seek to enforce. The costs of compliance will be borne by us. In addition, our investments are or may become subject to regulation by various agencies within or outside the United States. New and existing regulations, changing regulatory schemes and the burdens of regulatory compliance all may have a material negative impact on our performance. Oaktree cannot predict whether new legislation or regulation will be enacted by legislative bodies or governmental agencies, nor can it predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our units less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if prospective investors will find our common units less attractive because we rely on this exemption. If some prospective investors find our common units less attractive as a result, there may be less of an interest in investing. We have not taken advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

We are subject to additional risks as a result of being regulated as a BDC and taxed as a RIC.

To qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our unitholders at least 90% of our taxable income each tax year, except that we may retain some or all of our net capital gains, and treat such amounts as a “deemed distribution” to our unitholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income tax at the corporate rate on such deemed distributions on behalf of our unitholders. The amount of the deemed distribution net of such tax will be added to the unitholder’s cost basis for its common units.

As a BDC, we may issue “senior securities,” including borrowing money from banks or other financial institutions so long as we meet an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150%, after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, if any, repay a portion of such indebtedness at a time when such sales may be disadvantageous.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We generally are not able to issue or sell our common units at a price below the then-current Net Asset Value per unit, which may be a disadvantage as compared with other public companies or private investment funds.

If we raise additional funds by issuing more common units or issuing senior securities convertible into, or exchangeable for, such units, the percentage ownership of then-existing unitholders may decline at that time and such unitholders may experience dilution with respect to their percentage ownership. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.

In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.

We are not registered with the CFTC as a commodity pool operator but may be required to do so in the future.

To the extent we acquire instruments which are commodity interests, we, the Adviser or another entity involved with the Adviser could be required to register with the CFTC as a commodity pool operator in connection with our acquisition of such commodity interests. We anticipate entering into commodity interest transactions, if at all, to a very limited extent solely for hedging purposes or otherwise within the limitations of the applicable CFTC regulations. Accordingly, the Adviser has claimed exclusion from the registration requirements applicable to commodity pool operators and is not required to deliver a CFTC compliant disclosure document to prospective investors, nor is it required to provide unitholders with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules that are generally applicable to registered commodity pool operators.

It is possible that, in connection with any future strategic transaction or transactions we may enter into, the Adviser may not be able to operate us in a manner that will permit the Adviser to rely on an exemption or exclusion from the registration requirements applicable to commodity pool operators. Under these circumstances, the Adviser would be required to comply with disclosure, reporting, recordkeeping and other regulatory requirements applicable to registered commodity pool operators under the U.S. Commodity Exchange Act and the CFTC rules.

If the Adviser or certain of its affiliates are deemed a “Bad Actor”, it could negatively impact our ability to raise capital.

Rule 501 and Rule 506 of Regulation D under the Securities Act bar issuers deemed to be “bad actors” from relying on Rule 506 in connection with private placements (the “disqualification rule”). Specifically, an issuer is precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager of an issuer that is a pooled investment fund, any solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (b) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (d) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (f) U.S. Postal Service false representation orders.

A disqualification will occur only in the case of a disqualifying event of a covered person that occurs on or after September 23, 2013, although issuers must disclose to potential investors in a Rule 506 offering disqualifying events of covered persons that occurred before September 23, 2013. The rule provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care, could not have known, that the issuer or any other covered person had a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.

The Adviser has a large number of affiliates, many of whom may be deemed to be affiliated issuers of us and, therefore, covered persons of us for purposes of our Rule 506 offerings. Thus, while the Adviser has made, and on a periodic basis will continue to make, inquiries into whether any persons that the Adviser has determined to be affiliated issuers have been subject to any disqualifying events, in some circumstances the Adviser’s ability to determine whether we would be disqualified from relying on Rule 506 may depend on cooperation of third parties over whom the Adviser may have limited control and influence.

If any of Oaktree’s covered persons, including any affiliated issuer of us, is subject to a disqualifying event, we could lose the ability to raise capital in a future Rule 506 offering for a significant period of time and our business, financial condition and results of operations could be materially and adversely affected.

Existing and future financial reform legislation applicable to alternative asset managers and financial institutions more generally could have a material adverse impact on our business and results of operations.

Legal, tax and regulatory changes could occur that may adversely affect us at any time. The legal, tax and regulatory environment for funds that invest in alternative investments is evolving, and changes in the regulation and market perception of such funds, including changes to existing laws and regulations and interpretations thereof and increased criticism of the private equity and alternative asset industry by some politicians, regulators and market commentators, may adversely affect our ability to pursue our investment strategy, our ability to obtain leverage and financing and the value of investments we hold. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions (including the European Union (“EU”)). It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to us, the Adviser, Oaktree, our or their respective affiliates, the markets in which we and they trade and invest, our unitholders or the counterparties with which we and they do business, or what effect such legislation or regulations might have. There can be no assurance that we, the Adviser, Oaktree or our or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict our ability to implement our investment strategy could have a material adverse impact on our portfolio. To the extent that we or our investments are or may become subject to regulation by various agencies in the United States, Europe (including the United Kingdom (“UK”)) or other countries, the costs of compliance will be borne by us.

Furthermore, the securities, swaps and futures markets are subject to comprehensive statutes, regulations and margin requirements. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The SEC recently adopted Rule 18f-4 under the Investment Company Act, which governs our use of derivatives. The SEC, the CFTC, other regulators and SROs and exchanges are authorized to take extraordinary actions in the event of market emergencies and retain the right to suspend or limit trading in securities, which could expose us to losses. The effect of any future regulatory change on us could be substantial and adverse.

Finally, the SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, us, the Adviser, Oaktree or our respective affiliates. We, the Adviser, Oaktree or our respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators (as well as from SROs and exchanges) from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Adviser, Oaktree, the securities in which Oaktree invests on behalf of its clients or industry-wide practices. The costs of any such increased reporting, registration and compliance requirements may be borne by us and may furthermore place us at a competitive disadvantage to the extent that Oaktree or portfolio companies are required to disclose sensitive business information.

General economic conditions in the Eurozone could adversely affect our ability to make investment in Europe and the performance of any existing investments in Europe.

There are significant and persistent concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro to function as a single currency given the diverse economic and political circumstances in individual Eurozone countries. The risks and prevalent concerns about a credit crisis in Europe could have a detrimental impact on global economic recovery, as well as on sovereign and non-sovereign debt in the Eurozone countries. There can be no assurance that the market disruptions in Europe will not spread to other countries, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected countries and markets in Europe or elsewhere. These and other concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro entirely. Should the Euro dissolve entirely, the legal and contractual consequences with respect to us, our investments in Europe and our unitholders could be determined by laws in effect at such time. These potential developments could negatively impact our ability to make investments in Europe, the value of our investments in Europe and the general availability and cost of financing permitted investments.

We and our portfolio companies will be subject to regulations related to privacy, data protection and information securities, and any failure to comply with these requirements could result in fines, sanctions or other penalties, which could have a material adverse effect on our business and our reputation.

The adoption, interpretation and application of consumer protection, data protection and/or privacy laws and regulations in the United States, Europe or other jurisdictions (collectively, “Privacy Laws”) could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of Oaktree and us and/or our portfolio companies, and increase compliance costs and require the dedication of additional time and resources to compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and our performance. As Privacy Laws are implemented, interpreted and applied, compliance costs are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties.

Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Oaktree, the Adviser and us and/or our portfolio companies.

We may be held jointly and severally liable for any fine imposed on a portfolio company under EU competition laws.

Under EU competition law, the parent company of a group or holding companies that hold one or more portfolio companies may be held jointly and severally liable for the anticompetitive conduct of another entity where they formed part of a single economic unit during the period of the infringement. For that to be the case, such parent or holding company must have exercised decisive influence over the conduct of its subsidiary on the market at the time. Such parental liability may be imputed to Oaktree, the Adviser or us with respect to an investment in a portfolio company. In a recent decision, the European Commission imposed a fine jointly and severally on a private equity owner for an antitrust infringement by its former portfolio company. If a current or former portfolio company of ours were to be investigated and ultimately fined by the European Commission for breach of EU competition law, we, Oaktree or the Adviser could be held jointly and severally liable in whole or part for any fine that was imposed, which may have a material adverse effect on us. Similar competition law considerations and risks may also apply in respect of other jurisdictions (including, for example, the UK).

Our sustainability initiatives, specifically relating to environmental, social and governance matters, may impose additional costs and expose us to emerging areas of risk.

Sustainability risk means an environmental, social or governance event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the investment (“Sustainability Risk”).

Oaktree has established a sustainability framework, which it intends to apply as applicable to our investment portfolio, consistent with, and subject to, its fiduciary duties and applicable legal, regulatory or contractual requirements. Generally, before an investment decision is made on behalf of us, the Adviser will seek to identify Sustainability Risks associated with the proposed investment. These risks form part of the overall investment analysis. The Adviser will attempt to assess the identified risks alongside other relevant factors. Following its assessment, the Adviser makes investment decisions having regard to our investment policy and objectives, taking into account Sustainability Risks and Oaktree’s wider policies and procedures on responsible investing as well as any applicable legal, regulatory, fiduciary or contractual duties.

While Sustainability Risks are only some of the many factors the Adviser will consider in making an investment, there is no guarantee that Oaktree will successfully identify and mitigate all Sustainability Risks. The act of selecting and evaluating Sustainability Risks is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Oaktree, the Adviser or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular unitholder or other asset managers or market trends. To the extent that Oaktree or a third-party advisor engages with underlying investments on sustainability-related and ESG-related practices, potential enhancements and risk mitigants, such steps may not achieve the desired financial results, or the market or society may not view any such changes as desirable. Successful engagement on the part of Oaktree will depend on Oaktree’s skill in properly identifying and analyzing Sustainability Risks and other factors (which may involve qualitative and subjective judgements) and their related value, together with the quality of the data provided in respect of the impact of Sustainability Risks in respect of the relevant investment and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of sustainability and ESG risks on an individual asset and on a portfolio as a whole depends on many factors, including the relevant industry, location, investment strategy, asset class and investment style. Sustainability Risks and ESG factors, issues and considerations do not apply in every instance or with respect to each investment held, or proposed to be made by us, and will vary greatly based on numerous criteria, including, but not limited to, location, asset class, industry, investment strategy, and issuer-specific and investment-specific characteristics. Considering Sustainability Risks when evaluating an investment may result in the selection or exclusion of certain investments based on Oaktree’s view of certain sustainability-related and other factors and carries the risk that we may underperform compared to other funds that do not take sustainability-related factors into account. Although Oaktree considers the application of its sustainability framework to be an opportunity to enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its sustainability program, which depends in part on qualitative judgments, will positively impact the financial performance of any individual investment or us as a whole. In assessing a particular investment, Oaktree may be dependent upon information and data obtained through third parties that may be incomplete, inaccurate or unavailable, which could cause Oaktree to incorrectly identify, prioritize, assess or analyze the investment’s sustainability and ESG practices and/or Sustainability Risks and opportunities. Oaktree does not intend to independently verify certain of the sustainability and ESG-related information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. To the extent that Oaktree provides reports of material sustainability and ESG issues to investors, such reports will be based on Oaktree’s or the applicable investment management team’s sole and subjective determination of whether and how to report on whether any material sustainability or ESG issue has occurred in respect of an investment and Oaktree makes no representations that all Sustainability Risks or ESG issues will or should be discussed in such reports.

Sustainability-related practices differ by region, industry and issue and are evolving accordingly, and an investment’s sustainability-related practices or Oaktree’s assessment of such practices may change over time. Oaktree in certain circumstances could determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability and ESG initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to sustainability and ESG risk management, whether with respect to one or more individual Investments or to our portfolio generally.

Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s sustainability framework does not represent a universally recognized standard for assessing ESG considerations. Oaktree is currently a signatory to the United Nations’ Principles for Responsible Investment (UNPRI). This initiative may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of this initiative or other similar industry frameworks.

Finally, there is also growing regulatory interest, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. For example, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning sustainability and ESG factors, which rules are not in final form and therefore cannot be determined as to how they may affect us. There may also be an increase in related enforcement through efforts such as those of the SEC’s Climate and ESG Enforcement Task Force, established in March 2021. The European Securities and Markets Authority also published its Sustainable Finance Roadmap for 2022 to 2024 in February 2022 which sets the priority areas for enforcement and specifies that tackling greenwashing and promoting transparency together constitute one of ESMA’s three priorities for its sustainable finance work over that period. Oaktree’s ESG program and the Adviser could become subject to additional regulation in the future, and the Adviser cannot guarantee that its current approach (including Oaktree’s ESG program) or our investments will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. Similarly, new sustainability requirements imposed by jurisdictions in which Oaktree does business and/or in which we are marketed may result in additional compliance costs, disclosure obligations or other implications or restrictions on us or on Oaktree. Under such requirements, Oaktree may be required to classify itself or us against certain criteria, some of which can be open to subjective interpretation. Oaktree’s view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. A change to the relevant classification may require further actions to be taken, for example it may require further disclosures by Oaktree or us or it may require new processes to be set up to capture data about us or our investments, which may lead to additional cost.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce GHG emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions). Oaktree cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

The market’s focus on climate change may not have a positive impact on our investments.

Financial resources and public and private investment into business activities seeking to address climate change, reduce emissions and promote adaptation to climate change-related impacts are increasing. While financial and non-financial benefits may flow from these types of investments, Oaktree cannot guarantee that such activities will improve the financial or environmental, social and governance-related performance of the investment, reduce emissions or promote adaptation to climate change-related impacts and Oaktree may also not find itself in a position to maximize opportunities presented by such business activities whether in respect of financial or non-financial returns.

Regulation of derivatives transactions in the United States and other jurisdictions may have a negative impact on the performance of our investments.

Title VII of the Dodd-Frank Act establishes a general framework for systemic regulation that has imposed and will impose mandatory clearing, exchange trading and margin requirements on many over-the counter derivatives transactions. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers” and “security-based swap dealers” that are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, a large number of which have been implemented. This regulatory framework has significantly increased the costs of entering into derivatives transactions for end-users of derivatives, such as us. In particular, new margin requirements and capital charges, even when not directly applicable to us, are expected to increase the pricing of derivatives we transact in. New exchange trading, trade reporting requirements and position limits may lead to changes in the liquidity of derivative transactions, or higher pricing.

In addition to U.S. laws and regulations relating to derivatives, certain non-U.S. regulatory authorities have passed or proposed, or may propose in the future, legislation similar to that imposed by the Dodd-Frank Act. For example, EU legislation imposes position limits on certain commodity transactions, and the European Market Infrastructure Regulation (Regulation (EU) No 648/2012) (“EMIR”) requires reporting of derivatives and various risk mitigation techniques to be applied to derivatives entered into by parties that are subject to EMIR. Certain entities, including private funds, may be required to clear certain derivatives and may be subject to initial and variation margin requirements with respect to their non-cleared derivatives, under EMIR and its subordinate legislation. These EU regulatory changes have impacted or will impact, directly or indirectly, a broad range of counterparties, both outside and within the EU, and are understood to have increased, and are expected to potentially increase, our cost of transacting derivatives (particularly with banks and other dealers directly subject to such regulations).

In addition, the tax environment for derivative instruments and funds is evolving, and changes in the taxation of derivative instruments or funds may adversely affect the value of certain derivatives contracts we enter into and our ability to pursue our investment strategies. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.

Other similar regulations are developing around the world and may increase our cost of doing business even if not directly binding on us.

Compliance with anti-money laundering requirements could require Oaktree and the Adviser to provide to governmental authorities information about our unitholders and could require that a unitholder’s funds be frozen or that the unitholder withdraw from the Company.

We, the Adviser and Oaktree are authorized, without the consent of any person, including any unitholder, to take such action as they determine in their sole discretion to be reasonably necessary or advisable to comply, or to cause us to comply, with any applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws, rules, regulations, directives or special measures. In addition, we, the Adviser and Oaktree may disclose, without the consent of any person, including any unitholder, to governmental authorities, SROs and financial institutions information concerning us and one or more of the unitholders that we, the Adviser or Oaktree determines in our or its sole discretion is necessary or advisable to comply with applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws or regulations, and each unitholder will be required to provide us, the Adviser or Oaktree all information that we, the Adviser or Oaktree determines in our or its sole discretion to be advisable or necessary to comply with such laws and regulations. We or the Adviser may be required by applicable law to freeze a unitholder’s funds or cause such unitholder to withdraw or compulsorily withdraw such unitholder from the Company.

Economic and trade sanctions and anti-bribery laws could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at http://www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries or subject to certain sanctions programs regardless of whether such individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to identify sanctioned parties and prevent dealings with them. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even preclude the effect of the sanctions administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions.

At the same time, Oaktree may be obligated to comply with certain anti-boycott laws and regulations that prevent Oaktree and us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. Oaktree’s failure to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject Oaktree, the Adviser or us to fines, penalties, and adverse legal and reputational consequences.

In some countries, there is a greater acceptance than in the United States and the UK of government involvement in commercial activities and of activities constituting corruption in the United States and the UK. Certain countries, including the United States and the UK, have laws prohibiting commercial bribery. We, Oaktree and the Adviser are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“UK Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio companies to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and have devoted greater scrutiny to investments by private equity sponsors. In addition, the UK, with enactment of the UK Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Oaktree has developed and implemented policies and procedures designed to ensure strict compliance by Oaktree and its personnel with the FCPA and the UK Bribery Act and the sanctions regimes that apply to Oaktree, such policies and procedures may not be effective in all instances to prevent violations or offenses. In addition, in spite of Oaktree’s policies and procedures, affiliates of portfolio companies, particularly in cases in which we or an Other Oaktree Fund do not control such portfolio company, may engage in activities that could result in FCPA, UK Bribery Act or other violations of law. Any determination that Oaktree has violated or committed an offense under the FCPA, UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws or sanctions requirements could subject Oaktree to, among other things, civil and criminal penalties, reputational damage, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disclosure obligations and a general loss of investor confidence, any one of which could adversely affect Oaktree’s business prospects and/or financial position, as well as our ability to achieve its investment objective and/or conduct its operations.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. The information and technology systems of Oaktree, its affiliates, portfolio companies, issuers and service providers may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to unitholders (and their beneficial owners) and material non-public information. Although Oaktree has implemented, and portfolio companies, issuers and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Oaktree does not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Oaktree, its affiliates, us, our unitholders and/or a portfolio company or issuer, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, even with sophisticated prevention and detection systems. This could potentially result in further harm and prevent such breaches from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Oaktree’s, its affiliates’, our and/or a portfolio company’s or issuer’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Oaktree and/or portfolio companies or issuers. We, Oaktree and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to our reputations, legal claims that we or our respective affiliates may be subjected to regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect our business and financial performance.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology, or Machine Learning Technology, including OpenAI’s release of its ChatGPT application, pose risks to us, Oaktree and our portfolio investments. While Oaktree may utilize Machine Learning Technology in connection with its business activities, including investment activities, Oaktree intends to periodically evaluate and/or adjust internal policies governing use of Machine Learning Technology by its personnel. Notwithstanding any such policies, Oaktree personnel, portfolio managers, senior executives, Industry Specialists and other associated persons of Oaktree or any affiliates of Oaktree could, unbeknownst to Oaktree, utilize Machine Learning Technology in contravention of such policies. We, Oaktree and our portfolio investments could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to Oaktree, also use Machine Learning Technology in their business activities. Oaktree will not be in a position to control the use of Machine Learning Technology in third-party products or services, including those provided by Oaktree’s and its affiliates service providers.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information)—either by third parties in contravention of non-disclosure agreements, or by Oaktree personnel or the aforementioned Oaktree advisors and affiliates in contravention of Oaktree’s policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information) —into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that we, Oaktree or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, Oaktree or our portfolio investments. Conversely, to the extent competitors of Oaktree and its portfolio companies utilize Machine Learning Technology more extensively than Oaktree and its portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Accounting and regulatory changes could make certain strategies obsolete.

In response to highly publicized losses resulting at least in part from improper accounting methods, a number of accounting pronouncements have been established by the accounting professional standards board. Certain of these pronouncements could render obsolete investment strategies which have been used routinely for many years. Changes affecting consolidation and valuations and other matters could adversely affect the viability of certain aspects of our strategies. In addition, there have recently been certain well-publicized incidents of regulators unexpectedly taking positions which prohibit strategies which had been implemented in a variety of formats for many years. In the current unsettled regulatory environment, it is impossible to predict if future regulatory developments might adversely affect us.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. In addition, the United States has also experienced a recent and significant increase in its inflation rate. Inflation and rapid fluctuations in inflation rates have had and may continue to have very negative effects on the economies and securities markets (both public and private) of certain countries in which we may invest. There can be no assurance that high rates of inflation will not have a material adverse effect on our investments.

We may have no or limited insurance against certain catastrophic losses.

Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, all investments may not be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected investments.

We may not be able to obtain all required licenses.

Certain federal and local banking and other regulatory bodies or agencies inside or outside the United States may require us and/or the Adviser to obtain licenses or similar authorizations to engage in various types of lending activities, including investment in senior loans. Such licenses or authorizations may take a significant amount of time to obtain, and may require the disclosure of confidential information regarding us, a unitholder or our respective affiliates, including financial information and/or information regarding officers and directors of such investor, and we may or may not be willing or able to comply with these requirements. In addition, there can be no assurance that any such licenses or authorizations would be granted or, if so, would not impose restrictions on us. Alternatively, the Adviser may be able to structure our potential investments in a manner which would not require such licenses and authorizations, but which would be inefficient or otherwise disadvantageous for us and/or the borrower. Our or the Adviser’s inability to obtain such licenses or authorizations, or the structuring of an investment in an inefficient or otherwise disadvantageous manner, could adversely affect the Adviser’s ability to implement our strategy and our results.

Investment-Related Risks

Investments in privately owned companies pose a number of significant risks.

We invest primarily in privately owned companies. Investments in these types of companies pose a number of significant risks. For example, such companies are not subject to the Exchange Act and other regulations that govern public companies, and, therefore, provide little information to the public. These companies often do not have third-party debt ratings or audited financial statements. Our unitholders, therefore, must rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these private companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and our unitholders may lose money on our investments.

In addition, we, the Adviser, its affiliates and their directors, executive management team and members, and the Investment Professionals may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such portfolio companies.

Further, investments in such companies tend to be less liquid.

Interest rate fluctuations may have a substantial impact on our investments.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our Net Asset Value. The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as the SOFR, the Sterling Overnight Index Average (“SONIA”), the London Interbank Offered Rate (“LIBOR”), the federal funds rate, prime rate or any other offered rate, benchmark or index (collectively, “Benchmark Rates”). An increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require Oaktree and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

In addition, because we intend to borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

Certain of our investments may have variable interest rates based on a Benchmark Rate.

To the extent that (i) our investments and/or (ii) our credit arrangements or facilities, hedging activities, derivative- or other structures, in each case, are subject to, utilize or otherwise reference, whether directly or indirectly, a variable interest rate that is based on (or calculated with reference to SOFR, SONIA, LIBOR or any other Benchmark Rate), we may be subject to certain material risks, some of which are described below.

The transition away from LIBOR is complex and could have a material adverse effect on our investments, and/or our business, financial condition and results of operations, including, without limitation, as a result of: (i) adverse changes in (a) pricing and/or availability of existing or prospective investments, (b) the value of our investments, (c) the anticipated hold time of an investment prior to its repayment or refinancing, and/or (d) the ability to buy, sell, or otherwise transfer our investments in secondary markets, (ii) increased our cost of borrowing, or decrease to the interest rate (or anticipated interest rate) earned by us as a holder of our investments for any number of reasons, including due to a Benchmark Rate that is not reflective of the then-current (or anticipated) market interest rates during any one or more calculation periods, increased basis risk, or otherwise, (iii) reductions in the effectiveness of certain transactions, such as hedges, adverse changes in basis risk between investments and hedges, and/or basis risks within investments (e.g., securitizations), (iv) changes to valuation measurements that use or reference LIBOR, whether directly or indirectly, (v) increased operational complexities and related costs, including among others, costs of modifying Adviser processes and systems (including IT, controls, monitoring, compliance, risk, and valuation models, systems, and processes, among others) associated with the transition to, or tracking/monitoring of, one or more Benchmark Rates and any adjustment or component thereof, (vi) costs incurred by portfolio companies to manage the transition away from LIBOR. In addition, future reforms and other pressures could cause other Benchmark Rates to disappear entirely, to perform differently than in the past (as a result of a change in methodology or otherwise), create disincentives for market participants to continue to administer or participate in certain benchmarks, require amendments to debt documents, result in rates being determined for a period by applicable fallback provisions which may not operate as intended (including through rate changes and volatility), or have other consequences which cannot be predicted.

To the extent swaps, hedges, and/or similar derivatives or instruments that use or reference, whether directly or indirectly, a Benchmark Rate, including swaps or contracts used to manage long-term interest rate risk related to assets and/or liabilities, are entered into, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, in possible unexpected gains and/or losses. In addition and as further described above, some of the standard conventions under consideration, including SOFR, are conceptually different than LIBOR and can behave differently from LIBOR in ways that cause greater payments or lesser payments under its derivatives or similar instruments, at least during certain market cycles. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement Benchmark Rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for us and our portfolio companies, and their respective affiliates and service providers and could also impact the timing, calculation of, and size of certain performance fees, payments and/or distributions made by us.

The Adviser does not have prior experience in investing during a period of Benchmark Rate transition and there can be no assurance that it will be able to manage our business or performance in a profitable manner during or after any such transition.

We face risk of loss in connection with transactions with counterparties, settlements and exposure to local intermediaries.

From time to time, certain securities markets have experienced operational clearance and settlement problems that have resulted in failed trades. These problems could cause us to miss attractive investment opportunities or result in our liability to third parties by virtue of an inability to perform our contractual obligation to deliver securities. In addition, delays and inefficiencies of the local postal, transport and banking systems could result in the loss of investment opportunities, the loss of funds (including dividends) and exposure to currency fluctuations.

Because substantially all purchases, sales, securities lending, derivatives and other transactions in which we will engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non-U.S. securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. Such risks may differ materially from those entailed in exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that the Adviser’s monitoring activities will be sufficient to adequately control counterparty risk.

In situations where we place assets in the care of a custodian or are required to post margin or other collateral with a counterparty, the custodian or counterparty may fail to segregate such assets or collateral, as applicable, or may commingle the assets or collateral with the relevant custodian’s or counterparty’s own assets or collateral, as applicable. As a result, in the event of the bankruptcy or insolvency of any custodian or counterparty, our excess assets and collateral may be subject to the conflicting claims of the creditors of the relevant custodian or counterparty, and we may be exposed to the risk of a court treating us as a general unsecured creditor of such custodian or counterparty, rather than as the owner of such assets or collateral, as the case may be.

Certain of our transactions may be undertaken through local brokers, banks or other organizations in the countries in which we make investments, and we will be subject to the risk of default, insolvency or fraud of such organizations. The collection, transfer and deposit of bearer securities and cash expose us to a variety of risks, including theft, loss and destruction. Finally, we will be dependent upon the general soundness of the banking systems of countries in which investments will be made.

We may face significant environmental liability in connection with our investments.

We may face significant environmental liability in connection with our investments. When compared to the United States, the historical lack or inadequacy of environmental regulation in certain non-U.S. countries has led to the widespread pollution of air, ground and water resources. The legislative framework for environmental liability in these countries has not been fully established or implemented. The extent of the responsibility, if any, for the costs of abating environmental hazards may be unclear when we are considering an investment.

We may invest in derivative instruments from time to time, which present various risks, including market, counterparty, operational and liquidity risks.

Subject to applicable provisions of the Investment Company Act and applicable regulations promulgated by the CFTC, we may enter into hedging transactions, which may expose it to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under any credit facility from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rate or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We will bear certain risks associated with any bridge financing we provide to portfolio companies.

We may provide bridge financing to a portfolio company in order to facilitate an investment we organize. Such bridge financings would typically be convertible into more permanent, long-term positions. We will bear the risk of any changes in capital markets, which may adversely affect the ability to refinance any bridge investments. For reasons not always in our or the Adviser’s control, such refinancings may not occur and such bridge financings may remain outstanding. In such event, the failure to refinance could lead to increased risk and cost to us.

Securities purchased or sold on a when-issued, “when, as and if issued,” delayed delivery or forward commitment basis could increase the volatility of our net asset value.

Securities purchased or sold by us on a when issued, “when, as and if issued,” delayed delivery or forward commitment basis are subject to market fluctuation, and no interest or dividends accrue to the purchaser prior to the settlement date. At the time of delivery of the securities, the value may be more or less than the purchase or sale price. In the case of “when, as and if issued” securities, we could lose an investment opportunity if the securities are not issued. An increase in the percentage of our assets committed to the purchase of securities on a when issued, “when, as and if issued,” delayed delivery or forward commitment basis may increase the volatility of our net asset value. Certain of such transactions are likely to be subject to new mandatory margin rules issued by the Financial Industry Regulatory Authority (“FINRA”). FINRA’s changes to Rule 4210, which are not yet effective, may increase the cost to us of engaging in such transactions.

New laws and regulations may limit our ability to use derivatives.

In November 2020, the SEC adopted Rule 18f-4 under the Investment Company Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rule, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. We intend to conduct its operations so as to qualify as a limited derivatives user. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We invest in significant amounts of loans or other debt instruments, which pose unique risks.

Our investment program is comprised of investments in loans or other debt instruments, focused on direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws, (b) so-called lender-liability claims by the issuer of the obligations and (c) environmental liabilities that may arise with respect to collateral securing the obligations. In analyzing each loan or other debt instrument, we will compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, Oaktree, their respective affiliates and certain other individuals, will be borne by us.

Loans or other debt instruments made or otherwise acquired by us may become non-performing following their origination or acquisition for a wide variety of reasons. Such non-performing loans or debt instruments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of an issuer. Issuers may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which we invest. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to senior loans in which we invest, we would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such an issuer. Where we hold a first lien to secure senior indebtedness, the issuers may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such an issuer, affect the recovery that we would have been able to achieve in the absence of such other debt.

Even where the senior loans we hold are secured by a perfected lien over a substantial portion of the assets of an issuer and its subsidiaries, the issuer and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of issuers will be structurally senior to the debt we hold. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans we hold. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien. We may also invest in second-lien secured debt, which compounds the risks described in this paragraph.

We may invest in secured or unsecured loans and are subject to risk of loss upon a borrower default.

In the event of a default by a borrower, we might not receive payments to which we are entitled and thereby could experience a decline in the value of our investments in the borrower. If we invest in debt that is not secured by collateral, in the event of such default, we will have only an unsecured claim against the borrower. In the case of loans that are secured by collateral, while the Adviser generally expects the value of the collateral to be greater than the value of such secured loans, the value of the collateral may actually be equal to or less than the value of such loans or may decline below the outstanding amount of such loans subsequent to our investment. Our ability to have access to the collateral may be limited by bankruptcy and other insolvency laws. Under certain circumstances, the collateral may be released with the consent of the lenders or pursuant to the terms of the underlying loan agreement with the borrower. There is no assurance that the liquidation of the collateral securing a loan would occur in a timely fashion or would satisfy the borrower’s obligation in the event of nonpayment of scheduled interest or principal, or that the collateral could be readily liquidated. As a result, we might not receive full payment on a secured loan investment to which we are entitled and thereby may experience a decline in the value of, or a loss on, the investment.

We may invest in second lien loans and participations, which pose unique risks.

Our investment program may include investments in second lien loans and participations. These obligations are subject to unique risks, including: (a) the possible invalidation of investment transactions as fraudulent conveyances or preferential payments under relevant creditors’ rights laws or the subordination of claims under so-called “equitable subordination” common law principles, (b) so-called lender-liability claims by the issuer of the obligations, (c) environmental liabilities that may arise with respect to collateral securing the obligations, and (d) limitations on our ability to directly enforce its rights with respect to participations. In analyzing each second lien loan or participation, the Investment Professionals compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, Oaktree, their respective affiliates, and certain other individuals, will be borne by us. In addition, the settlement process for the purchase of second lien loans can take significantly longer than the timeframes established by the Loan Syndications & Trading Association and comparable non U.S. bodies. The longer a trade is outstanding between the counterparties, the greater the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform. In addition, the nature of second lien loans will entail risks related to priority with respect to collateral, including (a) the subordination of our claims to a senior lien in terms of the coverage and recovery of the collateral and (b) the prohibition of, or limitation on, the right to foreclose on a second lien or exercise other rights as a second lien holder. In certain cases, therefore, no recovery may be available from a defaulted second lien loan.

If we purchase a participation, we will not have established any direct contractual relationship with the borrower. We will be required to rely on the lender or the participant that sold the participation not only for the enforcement of our rights against the borrower but also for the receipt and processing of payments due to us under the participation. We will thus be subject to the credit risk of both the borrower and the selling lender or participant. Because it may be necessary to assert through the selling lender or participant such rights as may exist against the borrower, in the event the borrower fails to pay principal and interest when due, such assertion of rights against the borrower may be subject to delays, expenses and risks that are greater than those that would be involved if we could enforce its rights against the borrower directly.

We may invest in companies that are highly leveraged, and, in most cases, our investments in such companies will be in below investment grade securities, which are viewed as having predominately speculative characteristics.

We may invest in companies that are highly leveraged, and, in most cases, our investments in such companies will not be rated by any rating agency. If such investments were rated, the Adviser believes that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as “high yield” and “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. Such issuers typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Because investors generally perceive that there are greater risks associated with the lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, and the market prices of such securities are subject to erratic and abrupt movements. The spread between bid and asked prices for such securities may be greater than normally expected. Such factors can adversely affect the prices at which these securities can be sold and may even make it difficult to sell such securities.

Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy proceedings.

We may invest in event-driven special situations.

We may invest in companies that become involved in (or the target of) acquisition attempts or tender offers or in companies involved in or undergoing spin-offs or reorganizations, or that become the subject of work-outs, liquidations or bankruptcies or other catalytic changes or similar transactions. In any investment opportunity involving any such type of special situation, there exists the risk that the contemplated transaction either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies in which we may be invested, there is a potential risk of our entire investment in such companies.

We invest in lower-rated loans and debt instruments, which are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments.

Since we invest in loans and other debt instruments that are rated below investment grade by the various credit rating agencies (such debt instruments are often referred to as “junk bonds”), or trade at a yield similar to non-investment grade debt (and in comparable non-rated loans), the Adviser must take into account the special nature of such loans and debt instruments and certain special considerations in assessing the risks associated with such investments. Loans and debt instruments rated in the lower rating categories are subject to greater risk of loss of principal and interest than higher-rated loans and debt instruments and are generally considered to be predominantly speculative with respect to the borrower’s capacity to pay interest and repay principal. They are also considered to be subject to greater risk than investment grade rated debt instruments in the case of deterioration of general economic conditions. Because investors perceive that there are greater risks associated with such loans and debt instruments, the yields and prices of such loans and debt instruments may be more volatile than those for higher-rated loans and debt instruments. The market for lower-rated loans and debt instruments is thinner, often less liquid and less active than that for higher-rated loans and debt instruments, which can adversely affect the prices at which such loans and debt instruments can be sold and may even make it impractical to sell such loans or debt instruments. It should be recognized that economic downturns typically have a negative effect on the debt market and on the value of the loans and debt instruments held by us as well as on the ability of the borrowers of such debt, especially highly leveraged borrowers, to service principal and interest payment obligations to meet their projected business goals or to obtain additional financing. If a borrower of a loan owned by us defaults on such loan, we may incur additional expenses to seek recovery, and the possibility of any recovery may be subject to the expense and uncertainty of insolvency proceedings.

We may invest in bank loans, which have associated risks that are different from those of other debt instruments.

When compared to the purchase of high yield bonds, which typically settle within three business days after the initial trade date, the settlement process for the purchase of bank loans can take several days and, in certain instances, several weeks longer than a bond trade. The longer a trade is outstanding between the counterparties may increase the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.

Borrowers may elect to repay the principal on an obligation earlier than expected.

Our investments will typically permit the borrowers to voluntarily prepay directly originated senior secured loans and other debt investments at any time, either with no or a nominal prepayment premium. Borrowers may elect to repay the principal on an obligation earlier than expected. This may happen, including when there is a decline in interest rates, or when an issuer’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. Assuming an improvement in a borrower’s or the credit market conditions, early repayments of the debt held by us could increase. Generally, our investments are not expected to include a significant premium payable upon the repayment of such senior debt.

We may engage in short sale transactions.

We may engage in short sale transactions for hedging purposes. Short sales can, in certain circumstances, substantially increase the impact of adverse price movements on our portfolio. A short sale of a security involves the risk of a theoretically unlimited loss from a theoretically unlimited increase in the market price of the security that could result in an inability to cover the short position. In addition, there can be no assurance that securities necessary to cover a short position will be available for purchase.

Leveraged portfolio companies may pose higher risk of default.

Our investments include companies whose capital structures may have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry.

Leveraged companies, such as those in which we plan to invest, may be more prone to bankruptcy or similar financial distress. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performances of leveraged companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from such portfolio companies and/or losses or charge offs related to such investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Our success may depend, in part, on the ability of the Adviser to effectuate loan modifications or restructure and improve the operations of portfolio companies. The activity of identifying and implementing any such restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the Adviser will be able to successfully identify and implement such restructuring programs and improvements.

We are subject to the risk that our portfolio companies may default on their obligations to us or other lenders.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the securities that we will hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we may write down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations.

We may invest in distressed or bankrupt companies, and investing in companies involved in bankruptcy proceedings presents significant risks.

We may acquire or hold securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our unitholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we hold will eventually be satisfied whether through a liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets we receive in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

Moreover, any securities we receive upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

We may make investments that could require substantial workout negotiations or restructuring in the event of a default or bankruptcy. There are a number of significant risks when investing in companies involved in bankruptcy proceedings, including the following: First, many events in a bankruptcy are the product of contested matters and adversary proceedings that are beyond the control of the creditors. Second, a bankruptcy filing may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees and otherwise become incapable of restoring itself as a viable entity. Further, if the proceeding is converted to a liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. Third, the duration of a bankruptcy proceeding is difficult to predict. A creditor’s return on investment can be impacted adversely by delays while the plan of reorganization is being negotiated, approved by the creditors and confirmed by the bankruptcy court, and until it ultimately becomes effective. Fourth, certain claims, such as claims for taxes, wages, employee and worker pensions and certain trade claims, may have priority by law over the claims of certain creditors. Fifth, the administrative costs in connection with a bankruptcy proceeding are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Sixth, creditors can lose their ranking and priority in a variety of circumstances, including if they exercise “domination and control” over a debtor, and other creditors can demonstrate that they have been harmed by such actions. Seventh, we may seek representation on creditors’ committees and as a member of a creditors’ committee, we may owe certain obligations generally to all creditors similarly situated that the committee represents, and we may be subject to various trading or confidentiality restrictions. If the Adviser concludes that our membership on a creditors’ committee entails obligations or restrictions that conflict with the duties we owe to our unitholders, or that otherwise outweigh the advantages of such membership, we will not seek membership in, or will resign from, that committee. Because we will indemnify the Adviser or any other person serving on a committee on our behalf for claims arising from breaches of those obligations to the extent permissible under the Investment Company Act, indemnification payments could adversely affect the return on our investment in an asset or company undergoing reorganization.

There is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions to our unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws may delay our ability to realize on collateral for loan positions we hold, or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws. In addition, the bankruptcy laws and regimes of certain jurisdictions outside the United States may be untested, subject to manipulation or change and not provide a proven venue to resolve a company’s bankruptcy estate.

Differing accounting standards for non-U.S. investments exposes us to additional risks.

Accounting standards in certain countries generally do not correspond to international accounting standards, and in some countries, national accounting, auditing and financial reporting standards may not yet be in place. The information appearing on the financial statements of the companies in those countries may not reflect financial positions or results of operations in the way they would be reflected if the financial statements had been prepared in accordance with GAAP. Investors in such companies generally have access to less reliable information than investors in more economically sophisticated countries. The timeliness of financial statement preparation in certain countries may also differ from that of the United States. In addition, the scope and nature of our due diligence activities in connection with portfolio investments in certain non-U.S. countries will be more limited than due diligence reviews conducted in more developed economies because reliable information is often unavailable or prohibitively costly to obtain. The lower standards of due diligence and financial controls in investments in certain non-U.S. countries increase the likelihood of material losses on such investments.

We may have difficulty successfully pursuing claims in the courts of non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent we or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of the countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of many nations often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization and creditors’ rights.

We are subject to risk of becoming involved in litigation by third parties as a result of our investment activities.

Our investment activities subject us to the risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control of, or significant influence in, a company’s direction. In addition, in the course of providing managerial assistance to certain portfolio companies, certain of our or the Adviser’s officers and directors may serve as directors on the boards of such companies. In connection therewith, we will be required to indemnify the Adviser and its affiliates, and each of their respective members, officers, directors, employees, shareholders, partners, managers, and certain other persons who serve at the request of the Adviser or its affiliates on our behalf for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to our unitholders. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by the Adviser, be payable from our assets, including the unpaid Capital Commitments of our unitholders. It should also be noted that the Adviser may, but shall not be required to, purchase insurance for us, the Adviser and their affiliates, employees, agents and representatives. Additionally, the Investment Advisory Agreement, to the extent permitted by law, will limit the circumstances under which the Adviser can be held liable to us and our unitholders. As a result, our unitholders may have a more limited right of action in certain cases than they would in the absence of this provision.

We may be subject to potential allegations of lender liability.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors. We may be subject to potential allegations of lender liability. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. Such claims may be brought even if we acquired the loan on a secondary basis.

The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability.

In certain circumstances, including if we invest in a different part of the capital structure as Other Oaktree Funds, our holdings may be aggregated with those of such Other Oaktree Funds, which collectively may be deemed to give these funds and accounts controlling interests in or the ability to significantly influence a portfolio company. The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. In addition, a greater level of involvement by Oaktree in a portfolio company may subject us to a greater risk of litigation by third parties. If these liabilities were to arise, we might suffer a significant loss. We will be required to indemnify the Adviser and others in connection with such litigation, as well as other matters arising as a result of management of the Company, subject to certain conditions.

We are subject to contingent liabilities on disposition of our investments.

In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of any business. We also may be required to indemnify the purchasers of such investment with respect to certain matters, including the accuracy of such representations. These arrangements may result in contingent liabilities for which the Adviser may establish reserves or escrows.

Portfolio companies of Other Oaktree Funds may compete with our portfolio companies.

Portfolio companies of Other Oaktree Funds may engage in, or may in the future engage in, a broad range of business activities and may invest in, or transact with, companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which we may invest. The performance and operation of such other businesses and investments could conflict with and adversely affect the performance and operation of our portfolio companies and may adversely affect the prices and availability of business opportunities or transactions available to us and such portfolio companies.

In addition, the activities of portfolio companies of Other Oaktree Funds may have an effect on the existing investments of and/or investment opportunities available to us. For example, any such investment could result in antitrust complexities for us, or any such investment in a particular industry could limit our ability to pursue other opportunities within the same or related industries. Furthermore, the activities of such portfolio companies of Other Oaktree Funds may subject us and/or our portfolio companies and/or issuers to laws, rules and/or regulations of U.S., European and/or any other jurisdictions, in each case, that would not otherwise be applicable to us or our portfolio companies or issuers. Compliance with such laws, rules and regulations may place material burdens and/or limitations on, and may give rise to material costs borne by, us and/or our portfolio companies and/or issuers (including payment of back-taxes and penalties and compliance with additional reporting obligations), any or all of which may have a material adverse effect on our activities and operations.

We may invest in subordinated loans.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may invest in loans that have limited amortization requirements.

We may invest directly in senior secured loans, including at initial issuance, which would typically have limited mandatory amortization and interim repayment requirements. A low level of amortization of any directly originated senior secured loans over the life of such senior secured loans may increase the risk that an issuer will not be able to repay or refinance the senior secured loans we hold when it comes due at its final stated maturity.

We may have a limited ability to protect our investment in portfolio companies as a result of making non-controlling investments.

We are not expected to make investments that result in control of, or significant influence over, a company. As a result, we may have a more limited ability to protect our investment in portfolio companies than if we held a controlling interest or position of significant influence.

We may be exposed to risks associated with OID and PIK interest income.

Our investments may include OID and contractual payment-in-kind ("PIK") interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•OID and PIK accruals may create uncertainty about the source of our distributions to unitholders;
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•OID and PIK instruments may represent a higher credit risk than coupon loans.

The illiquid nature of certain of our investments may make it difficult for us to sell these investments when desired.

We invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments may be subject to contractual or legal restrictions on resale or may otherwise be illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate investments if the Adviser or any of its affiliates have material nonpublic information regarding the portfolio company.

We may utilize different investment techniques not described in this annual report on Form 10-K.

We may employ investment techniques and invest in other instruments that the Adviser believes will help achieve our investment objective, whether or not such investment techniques or instruments are specifically described herein. Consistent with our investment objective, we may invest in financial instruments of any and all types, which exist now or are hereafter created. Such investments may entail risks not described herein, any of which may adversely affect us.

We may be subject to risks associated with currency exchange transactions.

A portion of our investments could be made in countries other than the United States and, consequently, we are expected to make certain investments denominated in currencies other than the U.S. dollar. Changes in the rates of exchange between the U.S. dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for distribution by us and the value of investments distributed by us. Additionally, a particular non-U.S. country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we will incur costs in connection with conversions between various currencies.

We will not be obligated to hedge currency risks. Even if the Adviser does so, the Adviser may not be able to put a hedge in place on commercially reasonable terms given the credit terms offered by our counterparties or the volatility of the currency. There can be no guarantee that instruments suitable for hedging market shifts will be available at the time when we wish to use them, or that any hedge would reduce applicable risks. More specifically, if we hedge currency risk, we do not expect that the full risk of currency fluctuations can be eliminated due to the complexity of the investment characteristics of our investment portfolio and limitations in the non-U.S. currency market. We will conduct our non-U.S. currency exchange transactions in anticipation of funding investment commitments or receiving proceeds upon dispositions. In addition, to hedge against adverse stock market shifts, we may purchase put and call options on stocks and write covered call options on stocks.

We may make investments in “covenant-lite” loans.

Although the loans in which we expect to invest will generally have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, we may invest to a lesser extent in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition or operating results. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Risks Related to an Investment in the Company and Our Common Units

We have limited operating history.

Although the Adviser utilizes experienced professionals who have successfully pursued an investment strategy similar to ours, we are a newly formed entity with no operating history upon which to evaluate our likely performance. The past performance of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective is not indicative of our future performance and provides no assurance of our future results.

We expect to have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. No assurance can be given that we will be successful in obtaining suitable investments or that, if the investments are made, our objective will be achieved. There can be no assurance that any unitholder will receive any proceeds from us. We are subject to different investment limitations than certain of the Other Oaktree Funds and, accordingly, may have a materially different portfolio than such Other Oaktree Funds. In addition, the fees and expenses we will pay may be different from, and may be higher than, those applicable to the Other Oaktree Funds. There can be no assurance that we will be able to (a) successfully identify, make and realize upon any particular investment or (b) achieve desired spreads and yields to maturity (or that such performance will be commensurate with the risks associated with an investment in us). Actual realized returns will depend on, among other factors, future operating results, pace of deployment, refinancings, whether such interests are held to maturity, value of the underlying assets, foreclosures, market conditions, legal and contractual restrictions, any related transaction costs, and the timing and manner of sale, all of which may differ from the circumstances on which the valuations used in the prior performance data contained herein are based. Accordingly, an investment should only be considered by persons that can afford a loss of their entire investment. Unitholders must rely on us and the Adviser to implement investment policies, to evaluate all investment opportunities and to structure the terms of investments rather than evaluating investments in advance.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our unitholders’ investments could decline substantially or that unitholders’ investments could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.

Our investment portfolio may not be diversified across companies, industries, types of securities or geographic regions.

Except to the extent required as a BDC or RIC, the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. The Adviser may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing the returns for us, and our unitholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment partnership to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by our unitholders.

Our board of directors has broad discretionary power with respect to our investment objective, policies and strategies.

Our board of directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without unitholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, Net Asset Value and operating results. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause unitholders to lose part or all of their investment.

We operate in a highly competitive market for investment opportunities.

Our investors do not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding our investments (even if we enter into commitments to make permitted investments prior to the Closing at which a unitholder is admitted to the Company). Therefore, purchasers of our common units will be dependent upon the judgment and ability of the Adviser and its affiliates in sourcing transactions and investing and managing our capital. No assurance can be given that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to us, including any leverage, or that our investment objective will be achieved. Even if sufficient investment opportunities are identified, they may be allocated first to Other Oaktree Funds.

The activity of identifying and completing investments involves a high degree of uncertainty and risk. We will be competing for investments with various other investors, such as other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Furthermore, many competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

To the extent that we encounter competition for investments, returns to our unitholders may decrease, including as a result of higher pricing, foregoing opportunities or negotiating fewer transactional protections in order to remain competitive. Additionally, we may incur bid, due diligence, negotiating, consulting or other costs on investments that may not be successful. There can be no assurance that we will be able to identify, complete and exit investments which satisfy our investment objective, or realize upon their values, or that we will be able to invest fully our committed capital.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us, and our unitholders will have no right to control our operations.

Our success depends in substantial part on the management, skill and acumen of the Adviser and the Investment Professionals. An investment in our common units is a passive investment, and our unitholders will have no opportunity to control our day-to-day operations, including any investment or disposition decisions. Subjective decisions made by the Adviser may cause us to incur losses or to miss profit opportunities on which we would otherwise have capitalized. In order to safeguard their limited liability for our liabilities and obligations, our unitholders must rely entirely on the Adviser to conduct and manage our affairs. Our unitholders will have no direct rights against third parties engaged by Oaktree in respect of us.

There can be no assurance that the Investment Professionals and such other professionals will continue to be available to the Adviser throughout the life of the Company. The loss of any of the Investment Professionals and such other professionals could have a material adverse effect on us. Moreover, certain of the Investment Professionals are also responsible for investing and managing the capital of certain Other Oaktree Funds, which require that such Investment Professionals devote considerable time to such Other Oaktree Funds instead of us.

We rely on portfolio company management teams to operate their businesses successfully.

We intend to invest in healthy companies with proven operating management in place; however, there can be no assurance that such management will continue to operate successfully. Although the Adviser will monitor the performance of each investment and may make recommendations, we will rely upon management to operate the portfolio companies on a day-to-day basis and, if applicable, equity sponsors who control the boards of directors of the portfolio companies to select qualified management for such companies. In addition, certain of our investments may be in businesses with limited operating histories.

We bear costs associated with due diligence of our potential investments, and such due diligence may not identify all risks associated with investments we make.

Before we make an investment, the Adviser conducts such due diligence as it deems reasonable and appropriate based on the facts and circumstances applicable to the investment. Due diligence may entail marketing studies, business plan development, evaluation of important and complex business, financial, tax, accounting, regulatory and legal issues as well as background investigations of individuals. Outside professionals, consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. The involvement of such third parties may present a number of risks primarily relating to reduced control of the functions that are outsourced and may entail significant third-party expenses, which will generally be borne by us. In addition, if the Adviser is unable to timely engage third-party providers, its ability to evaluate and acquire more complex assets could be adversely affected. Due diligence investigations with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity. Moreover, there can be no assurance that attempts to identify risks associated with an investment will achieve their desired effect. Potential investors should regard an investment in us as being speculative and having a high degree of risk.

In the event of fraud, any material misrepresentation or omission or any professional negligence by any seller or originator of assets or such seller’s or originator’s representatives, or by any other party, we may suffer a material loss of capital and the value of our investments may be adversely impacted. We will rely upon the accuracy and completeness of representations made by various persons in the due diligence process and cannot guarantee such accuracy or completeness.

We bear costs and risks associated with the hiring of third-party service providers.

Certain of our and the Adviser’s operations may interface with and/or depend on third-party service providers, and we or the Adviser may not be in a position to verify the risks or reliability of such third parties. We may suffer adverse consequences from actions, errors or failure to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. The costs, fees and expenses associated with the provision of such services by third-party service providers are borne by us instead of the Adviser, thereby increasing the expenses borne by our unitholders.

The Adviser may utilize financial projections to evaluate investments, and such projections are inherently uncertain and may be inaccurate.

We may rely upon projections developed by the Adviser or a third party concerning an investment’s future performance and cash flow, including when deciding that the possibility of actual adversity in connection with an investment in a different part of the capital structure of the portfolio company is remote. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser and the portfolio company. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. Different assumptions may produce different results. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of a portfolio company to realize projected values and cash flow and could trigger the need for us to remain passive in the event of a restructuring. In addition, prospective investors should note that projected performance is not indicative of future results, and there can be no assurance that the projected results or expected returns will be achieved or that we will be able to effectively implement our investment objective.

In addition, the Adviser may determine the suitability of investments based in part on the basis of financial projections for portfolio issuers. Events or conditions, including changes in general market conditions, which may not have been anticipated or which are otherwise not foreseeable, may occur and have a significant impact on the actual rate of return received with respect to our investments.

Our success depends in part on the Adviser’s ability to effect operating improvements at portfolio companies.

In some cases, the success of our investment strategy depends, in part, on the ability of the Adviser to provide institutional management experience and financial insights to portfolio company management, and to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs (and operating improvements at portfolio companies) entails a high degree of uncertainty. There can be no assurance that the Adviser will be able to successfully identify and implement such restructuring programs and improvements or that such insights and experience will be utilized and implemented by portfolio companies and, even if implemented, that they will result in operating improvements.

We face risks associated with the deployment of our capital.

In light of the need to be able to deploy capital quickly to capitalize on potential investment opportunities or to establish reserves for anticipated debts, liabilities or obligations, including liquidity needs, we may hold cash in money market investments pending deployment into other investments, the amount of which may at times be significant. While the duration of any such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such money market investments may be held for longer periods, which would dilute overall investment returns. It is not anticipated that the temporary investment of such cash into money market investments will generate significant interest, and unitholders should understand that such low interest payments on the temporarily invested cash may adversely affect our overall returns.

Our ability to make follow-on investments may substantially impact the success of our investments.

We may be called upon to provide follow-on funding for our investments or have the opportunity to increase our investment in such investments. There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so. Any decision by us not to make follow-on investments or our inability to make them may have a substantial negative impact on an investment in need of such an investment or may diminish our ability to influence such investment’s future development. There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved by us for participation in follow-on investments. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities or may not fully draw our Capital Commitments. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance our existing investment. If we do not have sufficient capital to participate in all (or a portion) of a follow-on investment opportunity, an Other Oaktree Fund may participate in such follow-on opportunity in lieu of or alongside the Company in accordance with the Investment Allocation Considerations.

We may not pay distributions to our unitholders.

We intend to pay distributions to our unitholders out of assets legally available for distribution. We cannot assure our unitholders that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as the board of directors may deem relevant from time to time. There can be no assurance that we will pay distributions to unitholders.

We may make distributions in kind.

Although under normal circumstances, we intend to make distributions in cash, it is possible that under certain circumstances (including our liquidation) distributions may be made in kind and could consist of securities or other investments for which there is no readily available public market.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to use leverage to partially finance our investments, through borrowings from banks and other lenders and/or issuing unsecured notes, which will increase the risks of investing in our units, including the likelihood of default.

On September 26, 2023, we entered into a senior secured revolving credit facility (the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation, as lender. Capital calls, including those used to pay interest and principal on Subscription Facility and any other indebtedness we may have in the future, may be “batched” together into larger, less frequent capital calls, with our interim capital needs being satisfied by our borrowing money from the Subscription Facility or such other indebtedness. In particular, our capital needs during the fundraising period may be met through drawdowns from the Subscription Facility rather than capital calls. The interest expense and other costs of any such borrowings will be our expenses and, accordingly, decrease our net returns. The use of a Subscription Facility may present conflicts of interest because the use of such a facility may result in a higher reported internal rate of return on the investment than if the facility had not been utilized and instead the applicable unitholders’ capital had been contributed at the inception of the investment. The costs and expenses of any such borrowings will be borne by us, which would be expected to diminish net cash on cash returns. Subject to any limitations in the LLC Agreement, the use of the Subscription Facility by us is within the Adviser’s discretion.

We may issue debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2023, we had $75.0 million of outstanding indebtedness under the Subscription Facility. These debt instruments require periodic payments of interest. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.75% (exclusive of deferred financing costs) for the period from September 26, 2023 to September 30, 2023. We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2023 total assets of at least 2.39%. If we are unable to meet the financial obligations under the Subscription Facility, the lenders under such facility will have a superior claim to our assets over our unitholders.

Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. When we incur additional leverage, our net asset value will decline more sharply if the value of our assets declines and the effects of leverage described above will be magnified.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our units assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to unitholders	-17.90	-10.67	-3.45	3.78	11.00

For purposes of this table, we have assumed $243.6 million in total assets (less all liabilities and indebtedness not represented by senior securities), $75.0 million in debt outstanding, $168.6 million in net assets as of September 30, 2023, and a weighted average interest rate of 7.75% as of September 30, 2023 (exclusive of deferred financing costs). Actual interest payments may be different.

We may make co-investments with third parties.

We may co-invest with third parties through funds, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that our co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, or may have economic or business goals different from ours. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company.

Investments in non-U.S. entities pose special risks and considerations.

We may invest in the securities or obligations of non-U.S. entities. Certain non-U.S. investments involve risks and special considerations not typically associated with U.S. investments. Such risks include (a) the risk of nationalization or expropriation of assets or confiscatory taxation, (b) social, economic and political uncertainty, including war, and revolution, (c) dependence on exports and the corresponding importance of international trade, (d) differences between U.S. and non-U.S. markets, including price fluctuations, market volatility, less liquidity and smaller capitalization of securities markets, (e) currency exchange rate fluctuations, (f) rates of inflation, (g) controls on, and changes in controls on, non-U.S. investment and limitations on repatriation of invested capital and on our ability to exchange local currencies for U.S. dollars, (h) governmental involvement in and control over the economies, (i) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies, (j) differences in auditing and financial reporting standards that may result in the unavailability of material information about issuers, (k) less extensive regulation of the securities markets, (l) longer settlement periods for securities transactions, (m) less developed corporate laws regarding fiduciary duties and the protection of investors, (n) less reliable judicial systems to enforce contracts and applicable law, (o) certain considerations regarding the maintenance of our portfolio securities and cash with non-U.S. sub-custodians and securities depositories, (p) the possible imposition of non-U.S. taxes on income and gains recognized, or gross proceeds received, with respect to such non-U.S. investments, (q) restrictions and prohibitions on ownership of property by non-U.S. entities and changes in laws relating thereto, (r) additional transactional costs and administrative burdens as a result of local legal requirements and (s) crime, corruption, terrorism, political unrest and war. We may be adversely affected by the foregoing events, or by future adverse developments in global or regional economic conditions or in the financial or credit markets.

There may be restrictions which limit or preclude our investments in non-U.S. entities, and we may face difficulty repatriating investment proceeds from non-U.S. investments.

Non-U.S. investment in the securities of issuers in certain nations is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude non-U.S. investment in issuers in such nations and increase our costs and expenses. Certain countries may restrict investment opportunities in issuers or industries deemed important to national interests. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales of securities by non-U.S. investors. In addition, if there is a deterioration in a country’s balance of payments or for other reasons, a country may impose temporary restrictions on, or altogether change its restrictions on, non-U.S. capital remittances abroad. In response to sovereign debt or currency crises, for example, certain governments have enacted legislation that imposes restrictions on the inflow and outflow of non-U.S. currency into and from such country. These restrictions may adversely affect our ability to source investments or to repatriate investment proceeds. Repatriation of capital was particularly a problem during the sovereign debt and currency crises of the 1990s and continues to be a problem today in certain countries. Even where capital controls do not prohibit remittances abroad, the repatriation of proceeds from investment dispositions may require the procurement of a substantial number of regulatory consents, certificates and approvals, including licenses for us and clearance certificates from tax or monetary authorities. Obtaining such approvals or licenses may be difficult, expensive and time consuming and may depend on political or other factors outside our control. Finally, repatriation of income from and investments in entities that are organized or domiciled in non-U.S. countries may be affected adversely by local withholding and other non-U.S. tax requirements. The foregoing requirements and restrictions may adversely affect our ability to source investments or to repatriate investment proceeds, and there can be no assurance that we will be permitted to repatriate capital or profits, if any, from the non-U.S. jurisdictions in which we invest.

Projections are necessarily speculative in nature, and it can vary significantly from actual results.

Any projections, forecasts and estimates contained herein are forward-looking statements and are based upon certain assumptions that Oaktree considers reasonable. Projections are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the projections will not materialize or will vary significantly from actual results. Projected operating results will often be based on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. Actual results are expected to vary from the projections, and the variations may be material. The inclusion of projections herein should not be regarded as a representation by us, the Adviser, Oaktree or any of our respective affiliates or any other person or entity of the results that we will actually achieve. None of us the Adviser, Oaktree or any of their respective affiliates and any other person has any obligation to update or otherwise revise any projections, including any revisions to reflect changes in economic conditions or other circumstances arising after the date hereof or to reflect the occurrence of unanticipated events, even if the underlying assumptions do not come to fruition.

Deficiencies in our internal control over financial reporting could prevent us from accurately and timely reporting our financial results.

We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Failure to identify deficiencies in our internal control over financial reporting in a timely manner or to remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.

The process of valuing our portfolio is subject to inherent uncertainties and judgments, which could impact how our Net Asset Value is calculated.

Valuations of our portfolio, which affect the amount of the Management Fee and our performance results, may involve uncertainties and judgmental determinations. As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the board of directors or its designee. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we will value these securities quarterly at fair value as determined in good faith by the Adviser as our valuation designee. The fair value of such securities may change, potentially materially, between the date of the fair value determination by the board of directors or its designee and the release of the financial results for the corresponding period or the next date at which fair value is determined.

The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities and may differ from the prices at which such securities may ultimately be sold. Further, third-party pricing information may at times not be available regarding certain of our securities, derivatives and other assets. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, fair value determinations may cause the Net Asset Value on a given date to materially understate or overstate the value that we ultimately realize upon the sale of one or more investments.

A disruption in the secondary markets for our investments may limit the ability of the Adviser to obtain accurate market quotations for purposes of valuing our investments and calculating our Net Asset Value. In addition, material events occurring after the close of a principal market upon which a portion of our securities or other assets are traded may require the Adviser to make a determination of the effect of a material event on the value of the securities or other assets traded on the market for purposes of determining the fair value of our investments on a valuation date. If the valuation of our securities in accordance with the Adviser’s valuation policy should prove to be incorrect, the fair value of our investments could be adversely affected. Absent bad faith or manifest error, valuation determinations in accordance with the Adviser’s valuation policy will be conclusive and binding. Furthermore, these values will be used to determine our Net Asset Value. To the extent these investments are undervalued or overvalued, common units held by existing or newly admitted unitholders could be adversely affected.

We may enter into reverse repurchase agreements, which involve many of the same risks posed by our use of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Entry into any such reverse repurchase agreements would be subject to the Investment Company Act limitations on leverage. In connection with entry into a reverse repurchase agreement, we would effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement would make a loan to us in an amount equal to a percentage of the fair value of the collateral pledged. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and then receive back our collateral. While used as collateral, the assets continue to pay principal and interest, which are for our benefit.

Use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage. For example, the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but we would remain obligated to purchase those securities. As such, we bear the risk of loss that the proceeds at settlement are less than the fair value of the securities pledged. In addition, the market value of the securities retained may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we would be adversely affected. In addition, due to the interest costs associated with reverse repurchase agreements, the Net Asset Value would decline, and, in some cases, we may be worse off than if we had not used such agreements.

We may issue senior securities or incur additional indebtedness, and any amounts that we use to service our senior securities or indebtedness will reduce amounts distributable to holders of our common units.

We have entered into the Subscription Facility and, consistent with applicable legal and regulatory requirements, we may issue senior securities and/or borrow money from other banks or financial institutions up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities if we meet an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150% immediately after each such issuance. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing our common units. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations.

Also, any amounts that we use to service our indebtedness or senior securities would not be available for distributions to our unitholders. Furthermore, as a result of issuing indebtedness or senior securities, our unitholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

We are not generally able to issue and sell common units at a price below the then-current net asset value per unit. We may, however, sell common units, or warrants, options or rights to acquire such units, at a price below the then-current net asset value per unit if our board of directors determines that such sale is in the best interests of us and our unitholders, and our unitholders approve such sale. If we raise additional funds by issuing more common units, including in connection with senior securities convertible into, or exchangeable for, such units, then the percentage ownership of our common units at that time will decrease, and holders of our common units might experience dilution with respect to their percentage ownership.

Our unitholders have limited voting rights.

Unitholders have only the voting rights as required by the Investment Company Act or as otherwise provided for in the LLC Agreement. Under the LLC Agreement, we are not required to hold annual meetings of unitholders. Only the board of directors, the Chair of the board of directors, the Chief Executive Officer or the holders of a majority-in-interest of the outstanding units may call a meeting of unitholders and only business specified in our notice of meeting (or supplement thereto) may be conducted at a meeting of unitholders.

Our unitholders do not have appraisal rights in the event of a merger, unless our board of directors determines such rights apply.

The board of directors may cause the sale of all or substantially all of its assets under a foreclosure or other realization without unitholder approval. Unitholders are not entitled to dissenters’ rights of appraisal under the LLC Agreement or applicable Delaware law in the event of a merger or consolidation, a sale of all or substantially all of our assets or any other similar transaction or event unless the board of directors, upon such terms and conditions as specified by the board of directors, determines that such rights apply, with respect to all or any common units.

Risks Relating to Conflicts of Interest

There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Many of the investments targeted by us partially will be appropriate for certain Other Oaktree Funds, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. In particular, we will be part of Oaktree’s Private Credit strategy, which is a combination of Oaktree’s Strategic Credit, U.S. Private Debt and European Private Debt strategies. Many of the investments targeted by us may be appropriate for Other Oaktree Funds within those strategies. Our unitholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest”. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees or incentive allocations and fees and liquidity provisions may differ significantly between us and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

In addition, there are potential conflicts of interests between the interests of us and our unitholders, on the one hand, and the business interests of Oaktree, on the other hand. Potential conflicts of interests include, but are not limited to, the fact that Oaktree serves as our investment adviser. If any matter arises that Oaktree determines in its good faith judgment constitutes an actual conflict of interest, Oaktree may take such actions as may be necessary or appropriate to prevent or reduce the conflict. By acquiring our common units, each unitholder will be deemed to have acknowledged the existence of any such actual or potential conflict of interest and, to the fullest extent permitted by applicable law (including the federal securities laws), to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.

Our executive officers and directors, and certain members of the Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as us, or of investment funds managed by the Adviser’s affiliates. For example, the Adviser presently serves as the investment adviser to OCSL, a publicly traded BDC, and OSCF, a continuously offered BDC. OCSL and OSCF have historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OCSL and OSCF, as well as private investment funds and accounts advised or sub-advised by the Adviser or its affiliates. OCSL and OSCF each operate as distinct and separate entities, and any investment in our common units will not be an investment in OCSL or OSCF or any other fund or account managed by Oaktree. In addition, all of our executive officers serve in substantially similar capacities for OCSL and OSCF and all of our directors serve in substantially similar capacities for OSCF. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us and our unitholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities. Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by the Adviser and its affiliates. To the extent an investment opportunity is appropriate for us, OCSL or OSCF or any other investment fund or account managed or sub-advised by the Adviser or its affiliates, the Adviser will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

In addition, with respect to the feeder vehicle formed to facilitate indirect investments in us by certain investors, there are potential conflicts of interests between the interests of any such feeder vehicles and investors therein, on the one hand, and the business interests of Oaktree, on the other hand. Potential conflicts of interests may include, but are not limited to, the fact that one or more Oaktree affiliates will be the general partner, manager or managing member of any such feeder vehicle. If any matter arises that Oaktree determines in its good faith judgment constitutes an actual conflict of interest, Oaktree may take such actions as may be necessary or appropriate to prevent or reduce the conflict, subject to the limitations of the Investment Company Act.

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, the Adviser expects that we will make such investments only when, at the time of investment, the Adviser believes such investment is in our best interests and either the possibility of actual adversity is remote, our investment is small and non-controlling or the Adviser believes that such investment is appropriate for us in light of the particular circumstances, notwithstanding the potential for conflict. If any conflict were to arise, however, the Adviser will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not us. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. The Adviser will have no obligation to advise these other holders of any potential claims they may have of which the Adviser may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

Under certain circumstances, we potentially will be offered an opportunity to make an investment in a transaction in which one or more Other Oaktree Funds is expected to make an investment, or in a company in which one or more Other Oaktree Funds already has made, or concurrently will make, an investment. The Investment Company Act and the Exemptive Relief also impose restrictions on our ability to participate in certain transactions with other Oaktree Funds. As a result, we and the Other Oaktree Fund potentially will have conflicting interests in negotiating the terms of such investments. In negotiating the purchase of such investments, the nature of the covenants, and other terms and conditions of such securities, the Other Oaktree Funds potentially will have interests that conflict with ours. In that regard, subject to the requirements of the Investment Company Act and the Exemptive Relief, actions may be taken for the Other Oaktree Funds that are adverse to us. Such conflicts also have the potential to arise in the negotiations of amendments or waivers or in a workout or bankruptcy. It is possible that in a bankruptcy proceeding, our interests would be subordinated or otherwise adversely affected by virtue of such Other Oaktree Funds’ involvement and actions relating to its investment. Oaktree will seek to manage such conflicts in good faith and in a manner it believes is consistent with its duties to us and the Other Oaktree Funds and under the Investment Company Act and the Exemptive Relief, if applicable.

Oaktree’s existing relationships may influence any decision by the Adviser to undertake investments on our behalf.

Oaktree has long-term relationships with a significant number of companies and their respective senior management. Oaktree also has relationships with numerous investors, including institutional investors and their senior management. The existence and development of these relationships may influence whether or not the Adviser undertakes a particular investment on our behalf and, if so, the form and level of such investment. Similarly, the Adviser may take the existence and development of such relationships into consideration in its management of us and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser will not employ on our behalf in light of these relationships.

Other services provided by broker-dealers and financing sources to Oaktree may influence the Adviser’s selection of these service providers on our behalf.

Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker-Dealers”) and financing sources for the execution of transactions by us. When engaging the services of Broker-Dealers and financing sources, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker-Dealer, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Broker-Dealers and financing sources may provide other services that are beneficial to the Adviser, Oaktree and their affiliates but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services and research-related services. These other services and items may influence the Adviser’s selection of Broker-Dealers and financing sources.

Oaktree currently manages and will continue to raise additional investment vehicles that may have a substantially similar investment focus as us.

Within Oaktree’s Private Credit strategy, Oaktree currently manages and will continue to raise additional separately managed accounts, private commingled funds and public or private BDCs. Each of these BDCs, funds and accounts may have a substantially similar investment focus as us, although some may invest a larger percentage, as compared to us, of its total assets or total capital commitments, whichever is greater, in any one issuer or consolidated issuer group, some may not originate loans to U.S. borrowers, and some will not invest in any investment that is categorized as a Level 3 asset under GAAP at the time of acquisition. Oaktree is forming Oaktree Lending Partners (Unlevered), SCSp, Oaktree Lending Partners (Unlevered), L.P. and Oaktree Lending Partners, L.P. which will co-invest with us and intends to form one or more additional parallel funds and/or separate accounts that will co-invest with us. In addition, Oaktree may form parallel funds and/or separate accounts alongside any of such funds and accounts and may raise other funds and accounts within the Private Credit strategy in the future. All of such funds and accounts, whether now existing or subsequently created, are referred to herein collectively as the “Related Private Credit Funds.”

The Adviser intends to allocate investment opportunities among us and the Related Private Credit Funds in accordance with the procedures discussed in “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest”; however, the fee structures and other terms among us and the Related Private Credit Funds are different, and the Adviser may, therefore, have an incentive to allocate certain opportunities to such funds and accounts for which Oaktree or the general partners of such funds or accounts will receive greater fees, which may result in more attractive but riskier or less liquid opportunities being weighted to a particular fund or account.

While Oaktree does not intend to accept more capital into its Private Credit strategy than it believes it can prudently invest at the time, the Private Credit strategy has expanded rapidly from its inception, and the investment process may be burdened by the number of new funds and accounts within the strategy. We will have to share the attention of the Investment Professionals with the Related Private Credit Funds, which could result in the Investment Professionals focusing more on funds and accounts that have larger capital commitments or that require greater administrative attention.

We may not receive investment opportunities that are allocated to other investment vehicles managed or sponsored by the Adviser.

We and certain of its controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with upstream affiliates, or with the Adviser and its affiliates, without the prior approval of independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is an upstream affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of independent directors. The Investment Company Act also prohibits “joint” transactions with an upstream affiliate, or the Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, the Adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which an Other Oaktree Fund or any of our downstream affiliates (other than us and our downstream affiliates) currently has an investment, or to make any co-investments with the Adviser or its affiliates, including any Other Oaktree Funds or any of its downstream affiliates (other than us and our downstream affiliates), without exemptive relief from the SEC, subject to certain exceptions.

On October 18, 2017, OCM received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and that satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser. In addition, on December 15, 2020, the Adviser and certain of its affiliates received a modified exemptive order that allows Oaktree proprietary accounts to participate in co-investment transactions subject to certain conditions.

Although the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, we and our unitholders could be adversely affected to the extent investment opportunities are allocated to other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. We might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities managed by the Adviser and its affiliates. The Adviser seeks to treat all clients fairly and equitably over time such that none receives preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

The Adviser may offer other investors the opportunity to participate in investments side by side with us.

The Adviser may in its sole discretion offer strategic and other investors the opportunity to participate in one or more of our investments on a side-by-side basis, subject to compliance with the applicable provisions of the Investment Company Act and the allocation procedures described in “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest”. The terms of any such investment opportunity shall be determined by the Adviser, including any management fee or incentive fee charged in connection therewith, and may vary with respect to any such investment opportunity.

Oaktree personnel work on matters related to Other Oaktree Funds.

The Adviser and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, Oaktree personnel work on matters related to Other Oaktree Funds.

We may realize different investment returns than Other Oaktree Funds.

Other Oaktree Funds may make investments at different times and/or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on our behalf. Therefore, we may realize different investment returns than such Other Oaktree Funds, with respect to any investment made alongside some or all of such entities.

The Adviser shall have sole discretion in determining what investments we will be offered to pursue. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any Other Oaktree Funds. The terms, conditions and the time of investment and disposition of investments held by us may be materially different from those of any such Other Oaktree Funds.

Risk Relating to Tax Matters

The jurisdictions in which we may invest impose taxes on the types of income such as dividends, interest and in some instances, capital gains. In addition, changes in the tax laws or tax treaties (or their interpretation) of the countries in which we invest may severely and adversely affect our ability to efficiently realize income or capital gains and may subject us or our unitholders to tax and return filing obligations in such countries. The tax consequences applicable to a unitholder will depend upon the particular situation of such unitholder.

We may be subject to additional corporate-level income taxes if we fail to maintain our status as a RIC.

We intend to elect to be treated as a RIC under the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute (or are deemed to distribute, except with respect to certain retained capital gains as discussed below) to the unitholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to the unitholders (the “Annual Distribution Requirement”). We have the ability to pay a large portion of our distributions in our common units, and as long as a portion of such distribution is paid in cash and other requirements are met, such distributions will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. Unitholders having to pay tax on such dividends, even if no cash is received, and may result in its non-U.S. Unitholders being subject to withholding tax in respect of amounts distributed in common units. We are subject to certain asset coverage requirements under the Investment Company Act and financial covenants under our indebtedness that could, under certain circumstances, restrict it from making distributions necessary to qualify as a RIC. If we unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.

To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in us having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. No assurances can be provided that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

Because we intend to distribute at least 90% of our taxable income each taxable year to our unitholders in connection with our election to be treated as a RIC, we will need additional capital to grow.

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our unitholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our unitholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income tax at the corporate rate applicable to net capital gains on such deemed distributions on behalf of our unitholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Because we will continue to need capital to grow our investment portfolio, these limitations together with the asset coverage requirements applicable to us may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

We may have difficulty paying our required distributions if we are required to recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.

For U.S. federal income tax purposes, we generally are required to include in income certain amounts that it has not yet received in cash, such as OID or certain income accruals on contingent payment debt instruments, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances. Such OID is generally required to be included in income before we receive any corresponding cash payments. In addition, our loans typically contain PIK interest provisions. Any PIK interest, computed at the contractual rate specified in each loan agreement, is generally required to be added to the principal balance of the loan and recorded as interest income. We also may be required to include in income certain other amounts that it does not receive, and may never receive, in cash. To avoid the imposition of corporate-level tax, this non-cash source of income may need to be distributed to our unitholders in cash or, in the event that we determine to do so, in common units, even though we may have not yet collected and may never collect the cash relating to such income.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to be relieved of corporate-level U.S. federal taxes on income and gains distributed to our unitholders. Accordingly, we may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to satisfy the Annual Distribution Requirement and thus become subject to corporate-level U.S. federal income taxes.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our unitholders, or our investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders of such qualification, or could have other adverse consequences. Unitholders are urged to consult with their tax adviser regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common units. Prospective investors are urged to consult their tax advisers as to the tax consequences of an investment in our common units.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.     Legal Proceedings
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceeding is threatened against us.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public market for our units currently, nor are there any plans for one to develop.
Holders
As of December 18, 2023, there was one holder of record of our units.
Distributions
Beginning with the quarter ending December 31, 2023, we anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law and the terms of the LLC Agreement. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest and dividends earned on our investments, although distributions to unitholders may also include a return of capital.
We intend to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our unitholders, for each taxable year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to our unitholders. If this happens, our unitholders will be treated as if they had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, unitholders would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
We intend to pay dividends and distributions, if any, in cash to our unitholders. However, we can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

Item 6. Selected Financial Data
Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K
“Risk Factors”. All amounts are shown in thousands, except unit and per unit amounts, percentages and as otherwise indicated.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•our future operating results and distribution projections;
•the ability of the Adviser to implement its future plans with respect to our business and to achieve our investment objective;
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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in Item 1A. Risk Factors and elsewhere in this annual report on Form 10-K.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by inflation and a rising interest rate environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs or RICs; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We were formed on February 6, 2023 as a Delaware limited liability company. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. We intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by the Adviser, an investment adviser that is registered with the SEC under the Advisers Act. The Administrator provides the administrative services necessary for our operations.
Our investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. We seek to build a diverse portfolio across industries and expect most of our investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with EBITDA of $100 million or greater. To a lesser extent, we may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. We intend to focus primarily on first lien secured loans but may occasionally invest in junior instruments.
At each closing in the private offering of units, each investor will make a capital commitment to purchase units pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase units up to the amount of their respective capital commitments on an as-needed basis. At each drawdown of capital commitments, the purchase price will equal the net asset value per unit as of the end of the most recent calendar quarter prior to the date of the applicable purchase as determined by the Adviser, as valuation designee of the Company’s board of directors under the Investment Company Act, and subject to the limitations of Section 23 under the Investment Company Act. At the first capital drawdown date that occurred immediately following the initial closing, the net asset value per unit was deemed to be $20.00.
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

Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine and Israel have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
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
Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our board of directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
Our board of directors has designated the Adviser to serve as its valuation designee under Rule 2a-5 under the Investment Company Act. The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
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
As of September 30, 2023, we held $106,794 of investments at fair value. The fair value of our investments as of September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates" and "interest payable" approximate fair value due to their short maturities.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Some of our investments provide for deferred interest payments or PIK interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statement of Operations.
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed (or deemed to be distributed) to our unitholders even though we have not yet collected the cash and may never do so.
As of September 30, 2023, there were no investments on non-accrual status.

Portfolio Composition

As of September 30, 2023, the fair value of our investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of September 30, 2023, all of our debt investments were floating rate loans. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of September 30, 2023, all of our investments were in the U.S.
As of September 30, 2023, our investment portfolio consisted of the following:

September 30, 2023
Cost:
Senior Secured Debt	100.00%
Total	100.00%

September 30, 2023
Fair Value:
Senior Secured Debt	100.00%
Total	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

September 30, 2023
Fair Value:
Application Software	53.28%
Other Specialty Retail	31.28%
Health Care Services	15.44%
Total	100.00%

See the Schedule of Investments as of September 30, 2023 in our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Investment Income
Total investment income for the period from June 8, 2023 (commencement of operations) to September 30, 2023 was $3,722 and consisted of $3,704 of interest income primarily from portfolio investments and $18 of fee income. Based on fair value as of September 30, 2023, the weighted average yield on our debt investments was 12.3%.

Expenses
Net expenses for the period from June 8, 2023 (commencement of operations) to September 30, 2023 were $1,426 and consisted of the following:

For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Expenses:
Base management fee	$220
Professional fees	305
Directors fees	296
Organization expenses	78
Amortization of deferred offering costs	113
Interest expense	271
Administrator expense	69
General and administrative expenses	126
Total expenses	$1,478
Management fees waived	(52)
Net expenses	$1,426
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $68 for the period from June 8, 2023 (commencement of operations) to September 30, 2023, which was driven by net unrealized appreciation on foreign currency forward contracts and debt investments.
Realized Gains (Losses)
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of investments and foreign currency and the cost basis without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period, net of recoveries. Realized losses may also be recorded in connection with our determination that certain investments are considered worthless securities and/or meet the conditions for loss recognition per the applicable tax rules.
During the fiscal period ended September 30, 2023, we recorded aggregate net realized losses of $56.
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
Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the management fee and any indemnification obligations), (3) debt service of borrowings, if any, and (4) cash distributions to unitholders.
For the period from June 8, 2023 (commencement of operations) to September 30, 2023, we experienced a net increase in cash and cash equivalents of $137,079. During that period, $103,432 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $240,568, due primarily from $166,300 of proceeds from the issuance of common units and $75,000 of borrowings under the Subscription Facility.

As of September 30, 2023, we had $137,079 of cash and cash equivalents, portfolio investments (at fair value) of $106,794, $263 of interest receivable, $50,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $75,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023, off-balance sheet arrangements consisted of $23,773 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statement of Assets and Liabilities.
Contractual Obligations

	Debt Outstanding as of September 30, 2023	Weighted average debt outstanding for the period from June 8, 2023 (commencement of operations) to September 30, 2023	Maximum debt outstanding for the period from June 8, 2023 (commencement of operations) to September 30, 2023
Secured Borrowings	$—	$5,705	$37,115
Subscription Facility	75,000	3,192	75,000
Total debt	$75,000	$8,897

	Payments due by period as of September 30, 2023
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$75,000	$75,000	$—	$—
Interest due on Subscription Facility	5,813	5,813	—	—
Total	$80,813	$80,813	$—	$—
Equity Activity
For the period from June 8, 2023 to September 30, 2023, the Company issued and sold 8,305,429 units at an aggregate purchase price of $166,300 to investors and the Company commenced operations.
Leverage
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. The Subscription Facility provides for borrowings of up to $125,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 26, 2024. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.45% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.45% per annum, (b) the Federal Funds Rate plus 1.95% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.45% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
The Subscription Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all capital commitments of investors in Oaktree Gardens OLP SPV, L.P. (the “SPV”), (ii) the SPV’s, Oaktree OLPG GP, L.P.’s and Oaktree OLPG GP Ltd.’s right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the SPV’s subscription agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. We made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2023, we had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.75% for the period from June 8, 2023 (commencement of operations) to September 30, 2023. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded interest expense (inclusive of fees) of $145 related to the Subscription Facility.

Secured Borrowings
On July 14, 2023, we settled our obligations with respect to our secured borrowings and repaid $37,115 to the counterparty. As of September 30, 2023, we had no secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 8.6% for the period from June 8, 2023 (commencement of operations) to September 30, 2023. We recorded $126 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to September 30, 2023.
Regulated Investment Company Status and Distributions
We anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest earned on our investments, although distributions to unitholders may also include a return of capital.
We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute (or be deemed distribute) to our unitholders, for each tax year, at least 90% of our “investment company taxable income” (as defined in the Code) for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular U.S. corporate income tax rates, and elect to treat such gains as deemed distributions to unitholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
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
As of September 30, 2023, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.75% to 2.00%.
Based on our Statement of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$2,742	$(1,875)	$867
200	2,194	(1,500)	694
150	1,645	(1,125)	520
100	1,097	(750)	347
50	548	(375)	173

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(548)	$375	$(173)
100	(1,097)	750	(347)
150	(1,645)	1,125	(520)
200	(2,194)	1,500	(694)
250	(2,742)	1,875	(867)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2023:

($ in thousands)	Debt Investments	Borrowings
SOFR
30 day	$28,428	$75,000
90 day	81,266	—

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Oaktree Gardens OLP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Oaktree Gardens OLP, LLC (the Company), including the consolidated schedule of investments, as of September 30, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the period from June 8, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023, and the results of its operations, changes in its net assets, and its cash flows for the period from June 8, 2023 (commencement of operations) to September 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Los Angeles, CA
December 19, 2023

Oaktree Gardens OLP, LLC
Consolidated Statement of Assets and Liabilities
(in thousands, except per unit amounts)

September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost: $106,781)	$106,794
Cash and cash equivalents	137,079
Interest receivable	263
Deferred financing costs	854
Deferred offering costs	232
Derivative asset at fair value	55
Other assets	112
Total assets	$245,389
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$409
Base management fee payable	168
Due to affiliates	1,137
Interest payable	67
Credit facility payable	75,000
Total liabilities	76,781
Commitments and contingencies (Note 11)
Net assets:
Common units (8,305 units issued and outstanding)	166,300
Accumulated earnings	2,308
Total net assets (equivalent to $20.30 per common unit) (Note 10)	168,608
Total liabilities and net assets	$245,389

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Operations
(in thousands, except per unit amounts)

For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Interest income:
Non-control/Non-affiliate investments	$3,307
Interest on cash and cash equivalents	397
Total interest income	3,704
Fee income:
Non-control/Non-affiliate investments	18
Total fee income	18
Total investment income	3,722
Expenses:
Base management fee	220
Professional fees	305
Directors fees	296
Organization expenses	78
Amortization of deferred offering costs	113
Interest expense	271
Administrator expense	69
General and administrative expenses	126
Total expenses	1,478
Management fees waived	(52)
Net expenses	1,426
Net investment income	2,296
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	13
Foreign currency forward contracts	55
Net unrealized appreciation (depreciation)	68
Realized gains (losses):
Non-control/Non-affiliate investments	(56)
Net realized gains (losses)	(56)
Net realized and unrealized gains (losses)	12
Net increase (decrease) in net assets resulting from operations	$2,308
Net investment income per common unit — basic and diluted	$0.48
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.49
Weighted average common units outstanding — basic and diluted	4,753

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Changes in Net Assets
(in thousands, except per unit amounts)

For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Operations:
Net investment income	$2,296
Net unrealized appreciation (depreciation)	68
Net realized gains (losses)	(56)
Net increase (decrease) in net assets resulting from operations	2,308
Unit transactions:
Issuance of common units	166,300
Net increase from unit transactions	166,300
Total increase (decrease) in net assets	168,608
Net assets at beginning of period	—
Net assets at end of period	$168,608
Net asset value per common unit	$20.30
Common units outstanding at end of period	8,305

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Cash Flows
(in thousands)

For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$2,308
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(68)
Net realized (gains) losses	56
Accretion of original issue discount on investments	(97)
Amortization of deferred financing costs	78
Amortization of deferred offering costs	113
Purchases of investments	(108,567)
Proceeds from the sales and repayments of investments	1,885
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(263)
(Increase) decrease in other assets	(112)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(137)
Increase (decrease) in base management fee payable	168
Increase (decrease) in due to affiliates	1,137
Increase (decrease) in interest payable	67
Net cash used in operating activities	(103,432)
Financing activities:
Borrowings under credit facility	75,000
Borrowings of secured borrowings	37,115
Repayments of secured borrowings	(37,115)
Proceeds from issuance of common units	166,300
Deferred financing costs paid	(732)
Net cash provided by financing activities	240,568
Effect of exchange rate changes on foreign currency	(57)
Net increase (decrease) in cash and cash equivalents	137,079
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$137,079
Supplemental information:
Cash paid for interest	$126
Non-cash financing activities:
Deferred offering costs incurred	345
Deferred financing costs incurred	200
Reconciliation to the Statement of Assets and Liabilities	September 30, 2023
Cash and cash equivalents	$137,079
Total cash and cash equivalents	$137,079

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2023
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	Maturity Date	Principal	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments										(5)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%	7/10/2030	$28,428	$27,740	$27,717	(4)(6)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%		7/10/2028	—	(78)	(81)	(4)(6)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.32%	9/29/2030	30,110	29,358	29,357	(4)(6)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%		9/29/2029	—	(83)	(83)	(4)(6)(7)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.89%	5/9/2028	32,932	32,391	32,359	(4)(6)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.83%	5/9/2028	1,191	987	1,041	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.64%	6/9/2030	17,033	16,626	16,638	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%		6/9/2030	—	(80)	(74)	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%		6/9/2030	—	(80)	(80)	(4)(6)(7)
Total Non-Control/Non-Affiliate Investments (63.3% of net assets)								$106,781	$106,794
Cash and Cash Equivalents (81.3% of net assets)								$137,079	$137,079
Total Portfolio Investments, Cash and Cash Equivalents (144.6% of net assets)								$243,860	$243,873

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$7,501	€8,000	11/9/2023	Bank of New York Mellon	$47
Foreign currency forward contract	$(7,501)	€(7,945)	11/9/2023	Bank of New York Mellon	8
					$55
(1)All debt investments are income producing unless otherwise noted.
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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2023, the reference rate for the Company's variable rate loans were the 30-day SOFR at 5.32% and the 90-day SOFR at 5.39%. As of September 30, 2023, the Company's debt investments bore interest at floating rates which range from 0.75% to 2.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(6)As of September 30, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(7)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(8)Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, qualifying assets represented 100.0% of the Company's total assets.

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
No member shall be liable for any of the debts, liabilities or obligations of the Company to the extent otherwise required by Delaware law, except that each member shall be required to pay to the Company (a) any capital contributions that it has agreed to make to the Company pursuant to any subscription agreements and (b) the amount of any distribution that it is required to return to the Company pursuant to the Amended and Restated Limited Liability Company Agreement or the Delaware Limited Liability Company Act.
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

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").

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
The fair value of the Company's investments as of September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statement of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates" and "interest payable" approximate fair value due to their short maturities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Foreign Currency Translation:
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statement of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2023, there were no investments on non-accrual status.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statement of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs:
Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of the units are capitalized as "deferred offering costs" on the Consolidated Statement of Assets and Liabilities and amortized over a 12-month period from incurrence.
For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred organization costs of $78. As of September 30, 2023, $232 of offering costs were capitalized on the Consolidated Statement of Assets and Liabilities. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company amortized offering costs of $113.
Income Taxes:
The Company intends to elect to be treated as a RIC under Subchapter M of the Code on its tax return for its first tax year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or, is deemed to distribute, except with respect to certain retained capital gains, as discussed below) at least annually to its unitholders as dividends. Rather, any tax liability related to income earned and timely distributed (or deemed timely distributed) by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company. Any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to the Company's investors. The Company will be subject to corporate-level U.S. federal income tax on any undistributed income and/or gains.
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
Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2023, the fair value of the Company's investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of September 30, 2023, all of the Company's debt investments were floating rate loans. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of September 30, 2023, all of the Company's investments were in the U.S.
The composition of the Company's investments as of September 30, 2023 at cost and fair value was as follows:

	September 30, 2023
Cost:		% of Total Investments
Senior Secured Debt	$106,781	100.00%
Total	$106,781	100.00%

	September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets
Senior Secured Debt	$106,794	100.00%	63.34%
Total	$106,794	100.00%	63.34%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2023 was as follows:

	September 30, 2023
Cost:		% of Total Investments
Application Software	$56,937	53.32%
Other Specialty Retail	33,378	31.26%
Health Care Services	16,466	15.42%
Total	$106,781	100.00%

	September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets
Application Software	$56,910	53.28%	33.75%
Other Specialty Retail	33,400	31.28%	19.81%
Health Care Services	16,484	15.44%	9.78%
Total	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Company's Consolidated Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$106,794	$106,794
Total investments at fair value	$—	$—	$106,794	$106,794
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
The following table provides a roll-forward of the changes in fair value from June 8, 2023 (commencement of operations) to September 30, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

Senior Secured Debt
Purchases	$108,567
Sales and repayments	(1,885)
Accretion of OID	97
Net unrealized appreciation (depreciation)	13
Net realized gains (losses)	2
Fair value as of September 30, 2023	$106,794
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the period from June 8, 2023 (commencement of operations) to September 30, 2023	13

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$77,520	Market Yield	Market Yield	(b)	11.0%	-	13.0%	12.1%
	29,274	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$106,794
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when a market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.

Note 4. Fee Income
For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded total fee income of $18, of which $4 was recurring in nature. Recurring fee income consisted of servicing fees.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the period from June 8, 2023 (commencement of operations) to September 30, 2023:

(Unit amounts in thousands)	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$2,308
Weighted average common units outstanding — basic and diluted	4,753
Earnings (loss) per common unit — basic and diluted	$0.49
Changes in Net Assets
The following table presents the changes in net assets for the period from June 8, 2023 (commencement of operations) to September 30, 2023:

	Common Units	Accumulated Earnings	Total Net Assets
Issuance of common units	$166,300	$—	$166,300
Net investment income	—	2,296	2,296
Net unrealized appreciation (depreciation)	—	68	68
Net realized gains (losses)	—	(56)	(56)
Balance at September 30, 2023	166,300	$2,308	$168,608
Capital Activity
For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company issued and sold 8,305,429 units at an aggregate purchase price of $166,300 to investors, which represented approximately 13.0% of total committed capital.
Distributions
Distributions to unitholders are recorded on the ex-dividend date. The Company is required to distribute dividends each tax year to its unitholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the board of directors and is based on management’s estimate of the Company’s annual taxable income.
Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as lender. The Subscription Facility provides for borrowings of up to $125 million in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 26, 2024. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.45% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.45% per annum, (b) the Federal Funds Rate plus 1.95% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.45% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The Subscription Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all capital commitments of investors in the SPV, (ii) the SPV’s, GP’s and Ultimate GP’s right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the SPV’s subscription agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. The Company made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.

As of September 30, 2023, the Company had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.75% for the period from June 8, 2023 (commencement of operations) to September 30, 2023. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded interest expense (inclusive of fees) of $145 related to the Subscription Facility.

Secured Borrowings

On July 14, 2023, the Company settled its obligations with respect to its secured borrowings and repaid $37,115 to the counterparty. As of September 30, 2023, the Company had no secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 8.6% for the period from June 8, 2023 (commencement of operations) to September 30, 2023. The Company recorded $126 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to September 30, 2023.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the period from June 8, 2023 (commencement of operations) to September 30, 2023:

For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Net increase (decrease) in net assets resulting from operations	$2,308
Net unrealized (appreciation) depreciation	(68)
Other book/tax differences	241
Taxable income (1)	$2,481
__________________
(1)The Company's taxable income for the period from June 8, 2023 (commencement of operations) to September 30, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2023. The final taxable income may be different than the estimate.
As of September 30, 2023, the components of accumulated earnings on a tax basis were as follows:

Undistributed ordinary income, net	$2,480
Net realized capital gains	1
Unrealized losses, net	(173)
Accumulated earnings	$2,308
The aggregate cost of investments for U.S. federal income tax purposes was $107.0 million as of September 30, 2023. As of September 30, 2023, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $0.1 million. As of September 30, 2023, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $0.3 million. Net unrealized depreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $0.2 million.

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

Note 9. Related Party Transactions
Investment Advisory Agreement
The Company has entered into an Investment Advisory Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a management fee for investment advisory and management services.
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred $220 of management fees, of which $52 were irrevocably waived by the Adviser.

Administration Agreement

Pursuant to an Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to unitholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to unitholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities, including the allocable portion of personnel. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Administrator. Additionally, the Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

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

For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred $149 of expenses under the Administration Agreement, of which $68 was included in administrator expense, $13 was included in

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
general and administrative expense and $68 was included as organization and offering costs. As of September 30, 2023, $1,137 was included in “Due to affiliates” in the Statement of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.
Note 10. Financial Highlights

For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Capital contributions	$20.00
Net investment income (1)	0.48
Net unrealized appreciation (depreciation) (1)	(0.17)
Net realized gains (losses) (1)	(0.01)
Net asset value at end of period	$20.30
Total return (2)	1.50%
Common units issued on commencement date	2,555,000
Common units outstanding at end of period	8,305,429
Initial capital contribution	$51,100
Net assets at end of period	$168,608
Average net assets (3)	$96,167
Ratio of net investment income to average net assets (4)	2.39%
Ratio of total expenses to average net assets (4)	1.54%
Ratio of net expenses to average net assets (4)	1.48%
Ratio of portfolio turnover to average investments at fair value (4)	3.60%
Weighted average outstanding debt	$8,897
Average debt per unit (1)	$1.87
Asset coverage ratio (5)	324.81%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net investment income per unit shown on the Consolidated Statement of Operations for the period from June 8, 2023 (commencement of operations) to September 30, 2023 as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the period from June 8, 2023 (commencement of operations) to September 30, 2023 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $75,000 as of September 30, 2023.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2023, off-balance sheet arrangements consisted of $23,773 of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statement of Assets and Liabilities.
A list of unfunded commitments by investment as of September 30, 2023 is shown in the table below:

September 30, 2023
OneOncology, LLC	$9,794
MND Holdings III Corp	7,408
Evergreen IX Borrower 2023, LLC	3,322
Entrata, Inc.	3,249
$23,773

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the period from June 8, 2023 (commencement of operations) to September 30, 2023, except as discussed below:

On December 14, 2023, the board of directors declared a distribution of $6.9 million, payable in cash on December 29, 2023 to unitholders of record as of December 15, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management`s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended September 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended September 30, 2023, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors
Our business and affairs are managed under the direction of our board of directors (although the core portfolio management and risk management functions are performed by the Adviser, as our external manager). To the fullest extent permitted by law, (i) each director is vested with the same powers and authority on behalf of the Company as are customarily vested in each director of a Delaware corporation and (ii) each independent director is vested with the same powers and authority on behalf of the Company as are customarily vested in each director of a BDC that is organized as a Delaware corporation who is not an “interested person” of such company as such term is defined in the Investment Company Act. The board of directors currently consists of four members, three of whom are referred to as independent directors. One member of the board of directors is not an independent director. This individual is referred to as an “interested director.” The board of directors elects officers, who serve at the discretion of the board of directors. The responsibilities of each director include, among other things, the oversight of investment activity, the valuation of assets, and oversight of financing arrangements. The board of directors has established an Audit Committee and may establish additional committees in the future.
Under the LLC Agreement, each director holds office until his or her death, resignation, removal or disqualification.
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since
Interested Director
Armen Panossian	47	Chair, Chief Executive Officer and Chief Investment Officer	2023

Independent Directors
Jay Ferguson	56	Director	2023
Allison Keller	58	Director	2023
Steven Mosko	67	Director	2023

The address for each of our directors is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Biographical Information of Directors
Our directors have been divided into two groups—an interested director and independent directors.
Interested Director
Armen Panossian. Mr. Panossian has served as a member of our board of directors and our Chief Executive Officer and Chief Investment Officer since inception. Mr. Panossian is a managing director and Head of Performing Credit at OCM, where his responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, private credit, convertibles, structured credit and emerging markets debt strategies. He also serves as a portfolio manager within the Global Private Debt and Global Credit strategies. Mr. Panossian has served as Chief Executive Officer and Chief Investment Officer for OCSL and OSCF since September 2019 and December 2021, respectively. Additionally, Mr. Panossian served as Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation, a publicly traded BDC (“OCSI”), from September 2019 to March 2021, and of Oaktree Strategic Income II, Inc., a private BDC (“OSI II”), from September 2019 until January 2023. Mr. Panossian joined OCM in 2007 as a senior member of its Global Opportunities group. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined OCM from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.
Independent Directors
Jay Ferguson. Mr. Ferguson has served as a member of our board of directors since February 2023. Mr. Ferguson has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson has been a member of the board of directors of Motorcar Parts of America, Inc. (“MPAA”) since June 2016 and has served as MPAA’s lead independent director since March 2020. In addition to serving on the board of MPAA, Mr. Ferguson currently serves on the board of directors of Global LT, Inc., SportsMEDIA Technology and Intellectual Technology, Inc., and is a member of the board of trustees of The Wildwood School, the Treasurer of the Robert Toigo Foundation and a member of the Board of Advisors at the UCLA Anderson School of Management. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management.

Allison Keller. Ms. Keller has served as a member of our board of directors since February 2023. She was also a member of the board of directors of OSI II and served as the Chair of its Audit Committee from July 2018 until January 2023. Ms. Keller has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. Since 2007, Ms. Keller has been the Executive Director and Chief Financial Officer of the W.M. Keck Foundation, a foundation focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.
Steve Mosko. Mr. Mosko has served as a member of our board of directors since February 2023. Mr. Mosko was also a member of the board of directors of OSI II and served as a member of its Audit Committee from July 2018 until January 2023. Mr. Mosko has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. Since October 2018, Mr. Mosko has served as Chief Executive Officer of Village Roadshow Entertainment Group. Mr. Mosko formerly served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution. Before joining Sony Pictures, Mr. Mosko held earlier career positions as Local Sales Manager of NBC affiliate WMAR-TV in Baltimore, and in Philadelphia as General Sales Manager of WTAF-TV and Vice President and Station Manager of WPHL-TV. Mr. Mosko has served as Chairman of the National Association of Television Program Executives; Chairman of the Academy of Television Arts & Sciences Foundation; Director of Game Show Network, LLC and Game Show Network; Director of The Advertising Council, Inc.; Member of the board of directors for the Celine Cousteau Film Fellowship; Member of the Executive Committee of the Los Angeles Board of Governors of The Paley Museum; Member of the National Board of Junior Achievement; Member of the Executive Board of the UCLA School of Theater, Film and Television; Director at Loyola Marymount University, Los Angeles; Member of the Philadelphia Police Department’s Drug Advisory Council; and President of the Philadelphia Ad Club. Mr. Mosko received his Bachelor of Arts in Communications from the University of Delaware. Mr. Mosko also received honorary degrees from Loyola Marymount University, Chapman University and the University of Delaware.

Executive Officers Who Are Not Directors
Information regarding executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Executive Officers
Mathew Pendo	60	President	2023
Matthew Stewart	39	Chief Operating Officer	2023
Christopher McKown	42	Chief Financial Officer and Treasurer	2023
Ashley Pak	45	Compliance Officer	2023
The address for each of our officers who are not directors is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Biographical Information of Officers Who Are Not Directors
Mathew Pendo. Mr. Pendo has served as our President since inception. Mr. Pendo has also served as President of OCSL and OSCF since August 2019 and December 2021, respectively. Mr. Pendo also currently serves as Managing Director, Head of Corporate Development and Capital Markets for OCM, which he joined in 2015, and as Chief Operating Officer of Oaktree Acquisition Corp. III since February 2021. Mr. Pendo previously served as Chief Operating Officer of OCSL from October 2017 to January 2022, as Chief Operating Officer and President of OCSI from October 2017 and August 2019, respectively, until March 2021, as Chief Operating Officer of OSI II from July 2018 until December 2021 as Chief Operating Officer of Oaktree Acquisition Corp. II. from August 2020 until June 2022 and as President of OSI II from August 2019 until January 2023.

Prior to joining OCM in 2015, Mr. Pendo was at the investment banking boutique of Sandler O’Neill Partners, where he was a managing director focused on the financial services industry. Prior thereto, Mr. Pendo was the Chief Investment Officer of the TARP of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award. There, he built and managed a team of 20 professionals overseeing the Treasury’s $200 billion TARP investment activities across multiple industries including AIG, GM and the banks, and all levels of the capital structure. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. Mr. Pendo previously served as a member of the board of directors of Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc. He received a bachelor’s degree in economics from Princeton University, cum laude.
Matthew Stewart, CFA. Mr. Stewart has served as our Chief Operating Officer since inception. Mr. Stewart has also served as Chief Operating Officer of OCSL and OSCF since January 2022 and December 2021, respectively. Mr. Stewart also served as Chief Operating Officer of OSI II from December 2021 until January 2023. Mr. Stewart is a Managing Director and investment professional on Oaktree’s Strategic Credit team. Prior to joining OCM in 2017, Mr. Stewart was a vice president at Fifth Street Management. Prior thereto, he was a director at Stifel Nicolaus where he worked in the Leveraged Finance Group. Mr. Stewart began his career as a senior associate at BDO Consulting in the Business Restructuring group before moving on to serving as a vice president in the institutional fixed income business at Knight Capital Group. He received a B.B.A. in finance and a B.S. in accountancy from Villanova University. Mr. Stewart is a Certified Public Accountant and CFA charterholder.
Christopher McKown. Mr. McKown has served as our Chief Financial Officer and Treasurer since inception. Mr. McKown has also served as Chief Financial Officer and Treasurer of OCSL and OSCF since November 2021 and December 2021, respectively. Mr. McKown also served as Chief Financial Officer of OSI II from January 2022 until January 2023. Mr. McKown joined OCM in 2011 and currently serves as a Managing Director responsible for fund accounting and reporting for Oaktree’s Strategic Credit strategy. Mr. McKown previously served as the Assistant Treasurer of OSI II and OCSL and also served as Assistant Treasurer of OCSI until March 2021. Prior to joining Oaktree, Mr. McKown worked in the audit practice at KPMG LLP. Mr. McKown received a B.A. degree in business economics with a minor in accounting cum laude from the University of California, Los Angeles and is a Certified Public Accountant (inactive).
Ashley Pak. Ms. Pak has served as our Chief Compliance Officer since inception. Ms. Pak has also served as the Chief Compliance Officer of OCSL and OSCF since November 2021 and December 2021, respectively. Ms. Pak also served as the Chief Compliance Officer of OSI II from November 2021 until January 2023. Ms. Pak joined OCM in 2007 and currently serves as a Managing Director in the Compliance Department. Prior to joining Oaktree, she was a Compliance/Legal Specialist at Associated Securities Corp. Prior thereto, she was a Financial Operations Principal and Compliance Manager at Asia Pacific Investors Services. Ms. Pak received a B.A. in Business Administration from Seattle University, summa cum laude and an MBA from the University of Massachusetts, Amherst – Isenberg School of Management. Ms. Pak holds the Investment Adviser Certified Compliance Professional (IACCP®) designation.

Board Leadership Structure
Our board of directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers. Among other things, our board of directors approves the appointment of our investment adviser and our officers, reviews and monitors the services and activities performed by the Adviser and executive officers, and with the Audit Committee (as described below) approves the engagement and reviews the performance of our independent registered public accounting firm.
Our board of directors may designate a Chair to preside over the meetings of the board of directors and meetings of our unitholders and to perform such other duties as may be assigned to him or her by the board of directors. We do not have a fixed policy as to whether the Chair should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and the best interests of our unitholders at such times.
Presently, Mr. Panossian serves as the Chair of the board of directors. Mr. Panossian’s familiarity with the Adviser and its affiliates and extensive knowledge of the financial services industry qualify him to serve as the Chair of the board of directors. We and the board of directors believe that we are best served through this leadership structure, as Mr. Panossian’s relationship with the Adviser and its affiliates provides an effective bridge and encourages an open dialogue between the Adviser and its affiliates and the board of directors.
The board of directors does not currently have a designated lead independent director. The board of directors is aware of the potential conflicts that may arise when a non-independent director is Chair, but believes these potential conflicts are offset by strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee comprised solely of independent directors and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of interested directors or management, for administering our compliance policies and procedures.
We recognize that different board leadership structures are appropriate for companies in different situations. We intend to reexamine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board’s Role in Risk Oversight
Our board of directors performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire board of directors and is comprised solely of independent directors, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “—Committees of the Board of Directors,” the Audit Committee assists our board of directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff (sourced through the Administrator), accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our board of directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our board of directors annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum, (a) the operation of compliance policies and procedures and service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our board of directors would reasonably need to know to oversee compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the independent directors at least once each year.
We believe that our board of directors’ role in risk oversight is effective, and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that we must meet an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150% immediately after each time we incur indebtedness, and we generally have to invest at least 70% of our total assets in “qualifying assets”.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our board of directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.

Committees of the Board of Directors
Our board of directors has established an Audit Committee and may establish additional committees in the future. Our board of directors does not have a standing nominating committee or a standing compensation committee.
Audit Committee
The Audit Committee is currently composed of Ms. Keller and Messrs. Ferguson and Mosko, each of whom is an independent director. Ms. Keller serves as Chair of the Audit Committee. The board of directors has determined that Ms. Keller is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S‑K, as promulgated under the Exchange Act. Ms. Keller meets the current independence requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by the board of directors, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the board of directors regarding the valuation of loans and investments, selecting an independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing annual financial statements, overseeing internal audit staff and periodic filings and receiving audit reports and financial statements.
Nominating Committee
We do not have a standing nominating committee. Nomination for election as a director may be made by the board of directors or by our unitholders in compliance with the procedures set forth in our LLC Agreement.
Our board of directors seeks candidates who possess the background, skills and expertise to make a significant contribution to board of directors, to us and to our unitholders. In considering possible candidates for election as a director, the board of directors takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:
•are of high character and integrity;
•are accomplished in their respective fields, with superior credentials and recognition;
•have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•have sufficient time available to devote to our affairs;
•are able to work with the other members of our board of directors and contribute to our success;
•can represent the long-term interests of our unitholders as a whole; and
•are selected such that our board of directors represents a range of backgrounds and experience.
Our board of directors has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the board of directors considers and discusses diversity, among other factors, with a view toward the needs of our board of directors as a whole. The board of directors generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our board of directors, when identifying and recommending director nominees. The board of directors believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the goal of creating a board of directors that best serves our needs and the interests of our unitholders.
The directors will select and evaluate any director candidates in accordance with the criteria set forth above. Generally, candidates for a position as a member of the board of directors will be suggested by existing members of the board of directors; however, if the board of directors determines to consider a unitholder recommendation for a candidate for the board of directors, any such recommendation will be evaluated using the criteria set forth above.
Compensation Committee
We do not have a standing compensation committee because our executive officers do not receive any direct compensation from us. The compensation of the independent directors is determined solely by those independent directors.

Securities Trading Policy
We have adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees or the Company itself and that is reasonably designed to promote compliance with insider trading laws, rules and regulations.
The Securities Trading Policy also prohibits directors, officers and other employees from entering into a short sale transaction or transactions in puts, calls or other derivative securities, on an exchange or in any other organized market, with respect to the Company’s securities or use any other derivative transaction or instrument to take a short position in respect of the Company’s securities. The Securities Trading Policy permits share pledges in limited cases with the pre-approval of the Company’s chief compliance officer.

Item 11. Executive Compensation

Compensation of Executive Officers
None of our officers receives direct compensation from us. We have agreed to reimburse the Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our officers. In addition, to the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions at cost. As discussed under “Item 1. Business—Administration Agreement,” we reimburse the Administrator for the allocable portion of the compensation of any personnel that they provide for our use.

Compensation of Directors
No compensation is expected to be paid to directors who are interested directors.
Compensation of directors who are independent directors is comprised of an annual fee of $150,000 from us plus an additional annual fee of $25,000 for the Chair of the Audit Committee and reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in-person board meetings.

We do not have any retirement or pension plans or any compensation plans under which our equity securities would be authorized for issuance.
The following table sets forth compensation of the Company’s directors for the for the period from June 8, 2023 (commencement of operations) to September 30, 2023:

	Total Compensation from the Company	Total Compensation from the Fund Complex
Name
Interested Directors:
Armen Panossian	$—	$—
Independent Directors:
Jay Ferguson	$93,750	$164,000
Allison Keller	$109,375	$196,736
Steven Mosko	$93,750	$179,556

(1)	The “Fund Complex” consists of the Company, OSI2, OSCF and OCSL.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 18, 2023, the beneficial ownership information of each of our current directors, as well as our executive officers, each person known to us to beneficially own 5% or more of the outstanding common units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 8,305,429 common units outstanding as of December 18, 2023.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below has sole voting and investment power over the units beneficially owned by such beneficial owner. The directors are divided into two groups — interested director and independent directors. The interested director is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. The address of all executive officers and directors is c/o Oaktree Gardens OLP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Name	Number of Common Units Owned Beneficially	Percentage of Common Units Outstanding
Interested Director:
Armen Panossian	—	—
Independent Directors:
Jay Ferguson	—	—
Allison Keller	—	—
Steve Mosko	—	—
Executive Officers (who are not directors):
Christopher McKown	—	—
Ashley Pak	—	—
Mathew Pendo	—	—
Matthew Stewart	—	—
All Executive Officers and Directors as a Group	—	—
5% Holders
Oaktree Gardens OLP SPV, L.P. (1)	8,305,429	100%

(1)	The address of Oaktree Gardens OLP SPV, L.P. is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Investment Advisory Agreement
We entered into the Investment Advisory Agreement with the Adviser, an entity in which certain of the Investment Professionals may have indirect ownership and pecuniary interests. See “Item 1. Business—Investment Advisory Agreement.”
In addition, the Adviser, its Investment Professionals, our executive officers and directors, and other current and future principals of the Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Oaktree. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by the Adviser or its affiliates may investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of the Adviser and other operations of Oaktree. See “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest” and “Item 1A. Risk Factors—Risks Relating to Conflicts of Interest— There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to Other Oaktree Funds.”
Administration Agreement
We entered into the Administration Agreement with the Administrator. See “Item 1. Business—Administration Agreement.”
Placement Agent Agreement
We entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”). Investors are not charged an upfront placement fee or distribution fee. Although we do not pay any fees to the Placement Agent, we will indemnify the Placement Agent in connection with its activities.
Reimbursement
From time to time the Adviser, the Administrator or their respective affiliates may pay third-party providers of goods or services on our behalf. We will subsequently reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf.
Review, Approval or Ratification of Related Party Transactions
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, we are also subject to certain regulatory requirements that restrict our ability to engage in certain related-party transactions. In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, and other affiliated persons, including the Adviser, our unitholders that own more than 5% of our outstanding units, our employees, officers and directors and the Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. Our policies and procedures also assist us in complying with the relevant sections of the Investment Company Act and the restrictions associated with the Exemptive Relief. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our board of directors or exemptive relief for such transactions. Our board of directors will review these procedures on an annual basis.
Certain Business Relationships
Certain of our current directors and officers are directors or officers of the Adviser.
Indebtedness of Management
None.
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser. The Adviser, for its services to us, is entitled to receive Management Fees. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our board of directors, to indemnify the Adviser and certain of its affiliates. See “Item 1. Business—Investment Advisory Agreement.”

Director Independence
For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for the fiscal period ended September 30, 2023:

2023
Audit Fees	$92,500
Audit-Related Fees	$—
Aggregate Non-Audit Fees:
Tax Fees	$—
All Other Fees	—
Total Aggregate Non-Audit Fees	$—
Total Fees	$92,500

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal period ended September 30, 2023 were $8,322,000. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

Pre-Approval Policy
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the independent registered public accounting firm. Pursuant to the policies, the Audit Committee pre-approves the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the firm’s independence.
Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to subcommittees of one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
4.1*	Description of Securities
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
10.3	Custody Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023)
10.4	Revolving Credit Agreement, dated September 26, 2023, by and among Oaktree Gardens OLP, LLC, as initial borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P., as initial guarantor, Oaktree OLPG GP, L.P., as general partner, Oaktree OLPG GP Ltd., as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on October 2, 2023).
14.1*	Code of Business Conduct
19*	Securities Trading Policy
21	Subsidiaries of Registrant and jurisdiction of incorporation/organization: Gardens Coinvest, LLC -- Delaware
24*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE GARDENS OLP, LLC

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer

Date: December 19, 2023

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as they themself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 19, 2023

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 19, 2023

/s/ Jay Ferguson Jay Ferguson	Director	December 19, 2023

/s/ Allison Keller Allison Keller	Director	December 19, 2023

/s/ Steve Mosko Steve Mosko	Director	December 19, 2023