Form 10-Q
period 2023-12-31
Oaktree Gardens OLP, LLC
filed 2024-02-13
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

The registrant had 11,428,581 common units outstanding as of February 9, 2024.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	December 31, 2023 (unaudited)	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2023: $266,513; cost September 30, 2023: $106,781)	$267,564	$106,794
Cash and cash equivalents	244,765	137,079
Due from affiliates	536	—
Interest receivable	2,494	263
Deferred financing costs	620	854
Deferred offering costs	145	232
Derivative assets at fair value	—	55
Other assets	69	112
Total assets	$516,193	$245,389
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$190	$409
Base management fee payable	364	168
Due to affiliates	1,030	1,137
Interest payable	739	67
Secured borrowings	178,693	—
Credit facility payable	105,000	75,000
Total liabilities	286,016	76,781
Commitments and contingencies (Note 11)
Net assets:
Common units (11,429 and 8,305 units issued and outstanding as of December 31, 2023 and September 30, 2023, respectively)	229,700	166,300
Accumulated earnings	477	2,308
Total net assets (equivalent to $20.14 and $20.30 per common unit as of December 31, 2023 and September 30, 2023, respectively) (Note 10)	230,177	168,608
Total liabilities and net assets	$516,193	$245,389

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Operations
(in thousands, except per unit amounts)
(unaudited)

Three months ended December 31, 2023
Interest income:
Non-control/Non-affiliate investments	$5,923
Interest on cash and cash equivalents	641
Total interest income	6,564
Fee income:
Non-control/Non-affiliate investments	3
Total fee income	3
Total investment income	6,567
Expenses:
Base management fee	475
Professional fees	108
Directors fees	119
Organization expenses	5
Amortization of deferred offering costs	87
Interest expense	1,700
Administrator expense	87
General and administrative expenses	66
Total expenses	2,647
Management fees waived	(111)
Net expenses	2,536
Net investment income	4,031
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	1,038
Foreign currency forward contracts	(54)
Net unrealized appreciation (depreciation)	984
Realized gains (losses):
Foreign currency forward contracts	54
Net realized gains (losses)	54
Net realized and unrealized gains (losses)	1,038
Net increase (decrease) in net assets resulting from operations	$5,069
Net investment income per common unit — basic and diluted	$0.46
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.58
Weighted average common units outstanding — basic and diluted	8,679

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

Three months ended December 31, 2023
Operations:
Net investment income	$4,031
Net unrealized appreciation (depreciation)	984
Net realized gains (losses)	54
Net increase (decrease) in net assets resulting from operations	5,069
Unit transactions:
Issuance of common units	63,400
Distributions to unitholders	(6,900)
Net increase from unit transactions	56,500
Total increase (decrease) in net assets	61,569
Net assets at beginning of period	168,608
Net assets at end of period	$230,177
Net asset value per common unit	$20.14
Common units outstanding at end of period	11,429

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

Three months ended December 31, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,069
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(984)
Net realized (gains) losses	(54)
Accretion of original issue discount on investments	(173)
Amortization of deferred financing costs	226
Amortization of deferred offering costs	87
Purchases of investments	(160,263)
Proceeds from the sales and repayments of investments	758
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	(536)
(Increase) decrease in interest receivable	(2,231)
(Increase) decrease in other assets	43
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(210)
Increase (decrease) in base management fee payable	196
Increase (decrease) in due to affiliates	(107)
Increase (decrease) in interest payable	672
Net cash used in operating activities	(157,507)
Financing activities:
Distributions paid in cash	(6,900)
Borrowings under credit facility	105,000
Repayments of borrowings under credit facility	(75,000)
Borrowings of secured borrowings	178,693
Proceeds from the issuance of common units	63,400
Net cash provided by financing activities	265,193
Net increase (decrease) in cash and cash equivalents	107,686
Cash and cash equivalents, beginning of period	137,079
Cash and cash equivalents, end of period	$244,765
Supplemental information:
Cash paid for interest	$802
Reconciliation to the Statements of Assets and Liabilities	December 31, 2023
Cash and cash equivalents	$244,765
Total cash and cash equivalents	$244,765

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	Maturity Date	Shares	Principal	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments											(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.10%	12/5/2030		$41,143	$40,127	$40,113	(4)(6)(9)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%		12/5/2030		—	(74)	(74)	(4)(6)(7)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%		12/5/2029		—	(137)	(139)	(4)(6)(7)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.36%	7/10/2030		28,428	27,766	27,689	(4)(6)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%		7/10/2028		—	(73)	(84)	(4)(6)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.35%	9/29/2030		30,110	29,385	29,411	(4)(6)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%		9/29/2029		—	(79)	(76)	(4)(6)(7)
MND Holdings III Corp	Other Specialty Retail	First Lien Term Loan	SOFR+	7.50%	12.89%	5/9/2028		32,932	32,421	33,261	(4)(6)(9)
MND Holdings III Corp	Other Specialty Retail	First Lien Revolver	SOFR+	7.50%	12.86%	5/9/2028		6,747	6,554	6,747	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.37%	11/12/2030		27,238	26,829	26,906	(4)(6)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%		11/12/2030		—	(52)	(52)	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%		11/9/2029		—	(38)	(32)	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	7.00%	6/9/2030		16,990	16,600	16,596	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%		6/9/2030		—	(80)	(74)	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%		6/9/2030		—	(77)	(79)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.36%	11/15/2030		60,234	59,052	59,065	(4)(6)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%		11/15/2030		—	(79)	(79)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%		11/15/2029		—	(154)	(152)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity					5,185,000		5,081	5,086	(6)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	12.06%	11/28/2029		24,202	23,606	23,597	(4)(6)(9)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%		11/28/2029		—	(65)	(66)	(4)(6)(7)
Total Non-Control/Non-Affiliate Investments (116.2% of net assets)									$266,513	$267,564
Cash and Cash Equivalents and Restricted Cash
U.S. Treasury Bills									$234,520	$234,520
Other cash accounts									10,245	10,245
Cash and Cash Equivalents (106.3% of net assets)									$244,765	$244,765
Total Portfolio Investments, Cash and Cash Equivalents (222.6% of net assets)									$511,278	$512,329

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2023
(dollar amounts in thousands)
(unaudited)

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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2023, the reference rate for the Company's variable rate loans were the 30-day SOFR at 5.36% and the 90-day SOFR at 5.35%. As of December 31, 2023, the Company's debt investments included interest floors which range from 0.00% to 2.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(6)As of December 31, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(7)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(8)Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, qualifying assets represented 100.0% of the Company's total assets.
(9)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of December 31, 2023.

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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2023, the reference rate for the Company's variable rate loans were the 30-day SOFR at 5.32% and the 90-day SOFR at 5.39%. As of September 30, 2023, the Company's debt investments included interest floors which range from 0.75% to 2.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(5)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(6)As of September 30, 2023, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820 and were valued using significant unobservable inputs.
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
The Company’s investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. The Company seeks to build a diverse portfolio across industries and expects most of its investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $100 million or greater. To a lesser extent, the Company may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. The Company focuses primarily on first lien secured loans but may occasionally invest in junior instruments.
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
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary. The consolidated subsidiary is wholly-owned and, as such, consolidated into the consolidated financial statements. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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
The fair value of the Company's investments as of December 31, 2023 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "secured borrowings" and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "due from affiliates," "interest receivable," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates" and "interest payable" approximate fair value due to their short maturities.

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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Consolidated Statements of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2023 and September 30, 2023, there were no investments on non-accrual status.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Consolidated Statement of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs:
Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the offering of the units are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a 12-month period from incurrence.
For the three months ended December 31, 2023, the Company incurred organization costs of $5. As of December 31, 2023 and September 30, 2023, $145 and $232, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended December 31, 2023, the Company amortized offering costs of $87.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur any U.S. federal excise tax for calendar year 2023.
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
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2023, the fair value of the Company's investment portfolio was $267,564 and was composed of investments in eight portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of December 31, 2023 and September 30, 2023, all of the Company's debt investments were floating rate loans. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of December 31, 2023 and September 30, 2023, all of the Company's investments were in the U.S.
The composition of the Company's investments as of December 31, 2023 and September 30, 2023 at cost and fair value was as follows:

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$261,432	98.09%	$106,781	100.00%
Preferred equity	5,081	1.91%	—	—
Total	$266,513	100.00%	$106,781	100.00%

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$262,478	98.10%	114.03%	$106,794	100.00%	63.34%
Preferred equity	5,086	1.90%	2.21%	—	—	—
Total	$267,564	100.00%	116.24%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2023 and September 30, 2023 was as follows:

	December 31, 2023		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Health Care Services	$80,343	30.15%	$16,466	15.42%
Application Software	56,999	21.39%	56,937	53.32%
Diversified Support Services	39,916	14.98%	—	—%
Other Specialty Retail	38,975	14.62%	33,378	31.26%
Health Care Technology	26,739	10.03%	—	—%
Aerospace & Defense	23,541	8.83%	—	—%
Total	$266,513	100.00%	$106,781	100.00%

	December 31, 2023			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Health Care Services	$80,363	30.05%	34.92%	$16,484	15.44%	9.78%
Application Software	56,940	21.28%	24.74%	56,910	53.28%	33.75%
Other Specialty Retail	40,008	14.95%	17.38%	33,400	31.28%	19.81%
Diversified Support Services	39,900	14.91%	17.33%	—	—%	—%
Health Care Technology	26,822	10.02%	11.65%	—	—%	—%
Aerospace & Defense	23,531	8.79%	10.22%	—	—%	—%
Total	$267,564	100.00%	116.24%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2023 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$262,478	$262,478
Preferred equity	—	—	5,086	5,086
Total investments at fair value	—	—	267,564	267,564
Cash equivalents	234,520	$—	$—	234,520
Total assets at fair value	$234,520	$—	$267,564	$502,084
The following table presents the financial instruments carried at fair value as of September 30, 2023 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to December 31, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2023	$106,794	$—	$106,794
Purchases	155,182	5,081	160,263
Sales and repayments	(704)	—	(704)
Accretion of OID	173	—	173
Net unrealized appreciation (depreciation)	1,033	5	1,038
Fair value as of December 31, 2023	$262,478	$5,086	$267,564
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2023	$1,033	$5	$1,038

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2023:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$262,478	Market Yield	Market Yield	(b)	11.0%	-	13.0%	11.5%
Preferred equity	5,086	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$267,564
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

Note 4. Fee Income
For the three months ended December 31, 2023, the Company recorded total fee income of $3, all of which was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2023:

(Unit amounts in thousands)	Three months ended December 31, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$5,069
Weighted average common units outstanding — basic and diluted	8,679
Earnings (loss) per common unit — basic and diluted	$0.58
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2023:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	63,400	—	63,400
Distributions to unitholders	—	(6,900)	(6,900)
Net investment income	—	4,031	4,031
Net unrealized appreciation (depreciation)	—	984	984
Net realized gains (losses)	—	54	54
Balance at December 31, 2023	$229,700	$477	$230,177

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Capital Activity
During the three months ended December 31, 2023, the Company issued and sold 3,123,152 units at an aggregate purchase price of $63,400. As of December 31, 2023, the Company issued and sold 11,428,581 units since inception at an aggregate purchase price of $229,700 to investors, which represented approximately 18% of total committed capital.
Distributions
Distributions to unitholders are recorded on the ex-dividend date. The Company is required to distribute dividends each tax year to its unitholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income.
For income tax purposes, the Company has reported its distributions for the 2023 calendar year as ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and stockholders for the 2023 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s stockholders.
On December 14, 2023, the Board declared a distribution of $6.9 million, which was paid in cash on December 29, 2023 to unitholders of record as of December 15, 2023.
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

As of December 31, 2023, the Company had $105,000 outstanding under the Subscription Facility, which had a fair value of $105,000. As of September 30, 2023, the Company had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.90% for the three months ended December 31, 2023. For the three months ended December 31, 2023, the Company recorded interest expense (inclusive of fees) of $1,268 related to the Subscription Facility.

Secured Borrowings

As of December 31, 2023, the Company had $178,693 of secured borrowings outstanding. As of September 30, 2023, the Company had no secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 8.69% for the three months ended December 31, 2023. The Company recorded $432 of interest expense in connection with secured borrowings for the three months ended December 31, 2023.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2023:

Three months ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$5,069
Net unrealized (appreciation) depreciation	(984)
Other book/tax differences	34
Taxable income (1)	$4,119
__________________
(1)The Company's taxable income for the three months ended December 31, 2023 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three months ended December 31, 2023, the Company incurred $475 of management fees, of which $111 were irrevocably waived by the Adviser.

Administration Agreement

Pursuant to an Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
of, required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to unitholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to unitholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others.

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

For the three months ended December 31, 2023, the Company incurred $104 of expenses under the Administration Agreement, of which $87 was included in administrator expense and $17 was included in general and administrative expense. As of December 31, 2023 and September 30, 2023, $1,030 and $1,137, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator. As of December 31, 2023, there was $536 in due from affiliates related to expenses paid by the Company on behalf of Oaktree Gardens OLP SPV, L.P., which owns 100% of the Company.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 10. Financial Highlights

For the three months ended December 31, 2023
Net asset value at beginning of period	$20.30
Net investment income (1)	0.46
Net unrealized appreciation (depreciation) (1)	0.21
Distributions of net investment income to unitholders	(0.83)
Net asset value at end of period	$20.14
Total return (2)	3.27%
Common units outstanding at beginning of period	8,305,429
Common units outstanding at end of period	11,428,581
Net assets at beginning of period	$168,608
Net assets at end of period	$230,177
Average net assets (3)	$177,503
Ratio of net investment income to average net assets (4)	2.27%
Ratio of total expenses to average net assets (4)	1.49%
Ratio of net expenses to average net assets (4)	1.43%
Ratio of portfolio turnover to average investments at fair value (4)	0.41%
Weighted average outstanding debt	$71,311
Average debt per unit (1)	$8.22
Asset coverage ratio (5)	181.14%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statement of Operations for the three months ended December 31, 2023 as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three months ended December 31, 2023 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $283,693 as of December 31, 2023.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2023 and September 30, 2023, off-balance sheet arrangements consisted of $57,677 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by investment as of December 31, 2023 and September 30, 2023 is shown in the table below:

	December 31, 2023	September 30, 2023
PetVet Care Centers, LLC	$15,712	$—
AmSpec Parent LLC	11,489	—
OneOncology, LLC	9,794	9,794
Next Holdco, LLC	9,606	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
WP CPP Holdings, LLC	2,653	—
MND Holdings III Corp	1,852	7,408
	$57,677	$23,773

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2023, except as discussed below:
Distribution Declaration

On February 8, 2024, the board of directors declared a distribution of $5.1 million, payable in cash on March 29, 2024 to unitholders of record as of March 15, 2024.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. All amounts are shown in thousands, except unit and per unit amounts, percentages and as otherwise indicated.
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of the Oaktree Fund Advisors, LLC (the "Adviser" and, collectively with its affiliates, "Oaktree") to implement its future plans with respect to our business and to achieve our investment objective;
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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023 and elsewhere in this quarterly report on Form 10-Q.
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDCs") or regulated investment companies (" RICs"); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We were formed on February 6, 2023 as a Delaware limited liability company. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are externally managed by the Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended. The Oaktree Fund Administration, LLC (the "Administrator") provides the administrative services necessary for our operations.
Our investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. We seek to build a diverse portfolio across industries and expect most of our investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $100 million or greater. To a lesser extent, we may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. We intend to focus primarily on first lien secured loans but may occasionally invest in junior instruments.
At each closing in the private offering of units, each investor will make a capital commitment to purchase units pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase units up to the amount of their respective capital commitments on an as-needed basis. At each drawdown of capital commitments, the purchase price will equal the net asset value per unit as of the end of the most recent calendar quarter prior to the date of the applicable purchase as determined by the Adviser, as valuation designee of our board of directors under the Investment Company Act, and subject to the limitations of Section 23 under the Investment Company Act. At the first capital drawdown date that occurred immediately following the initial closing, the net asset value per unit was deemed to be $20.00.
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

Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, elevated interest rates, a potential slowdown in economic activity and the current conflicts in the Middle East have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of these macroeconomic events or how they might evolve. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.
Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors
Critical Accounting Estimates
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
The fair value of our investments as of December 31, 2023 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of December 31, 2023, we held $267,564 of investments at fair value, up from $106,794 held at September 30, 2023, primarily driven by four new investments purchased during the quarter.
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
As of December 31, 2023 and September 30, 2023, there were no investments on non-accrual status.

Portfolio Composition

As of December 31, 2023, the fair value of our investment portfolio was $267,564 and was composed of investments in eight portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of December 31, 2023 and September 30, 2023, all of our debt investments were floating rate loans. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of December 31, 2023 and September 30, 2023, all of our investments were in the U.S.
As of December 31, 2023 and September 30, 2023, our investment portfolio consisted of the following:

	December 31, 2023	September 30, 2023
Cost:
Senior Secured Debt	98.09%	100.00%
Preferred equity	1.91%	—
Total	100.00%	100.00%

	December 31, 2023	September 30, 2023
Fair Value:
Senior Secured Debt	98.10%	100.00%
Preferred equity	1.90%	—
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2023	September 30, 2023
Fair Value:
Health Care Services	30.05%	15.44%
Application Software	21.28%	53.28%
Other Specialty Retail	14.95%	31.28%
Diversified Support Services	14.91%	—%
Health Care Technology	10.02%	—%
Aerospace & Defense	8.79%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2023 and as of September 30, 2023 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest, fees and net expenses. Net realized gains (losses) is the difference between the proceeds received from dispositions of investment related assets and liabilities and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment related assets, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized.
For the three months ended December 31, 2023
Investment Income
Total investment income for the three months ended December 31, 2023 was $6,567 and consisted of $6,564 of interest income and $3 of fee income primarily from portfolio investments. Based on fair value as of December 31, 2023, the weighted average yield on our debt investments was 11.8%.

Expenses
Net expenses for the three months ended December 31, 2023 were $2,536 and consisted of the following:

For the three months ended December 31, 2023
Expenses:
Base management fee	$475
Professional fees	108
Directors fees	119
Organization expenses	5
Amortization of deferred offering costs	87
Interest expense	1,700
Administrator expense	87
General and administrative expenses	66
Total expenses	$2,647
Management fees waived	(111)
Net expenses	$2,536
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $984 for the three months ended December 31, 2023, which was primarily driven by net unrealized appreciation on debt investments.
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
During the three months ended December 31, 2023, we recorded aggregate net realized gains of $54.
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
For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents of $107,686. During that period, $157,507 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $265,193, due primarily from $178,693 of proceeds from secured borrowings, $63,400 of proceeds from the issuance of common units and $30,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as lender, partially offset by $6,900 of distributions paid to unitholders.

As of December 31, 2023, we had $244,765 of cash and cash equivalents, portfolio investments (at fair value) of $267,564, $2,494 of interest receivable, $20,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $105,000 of borrowings outstanding under the Subscription Facility.
As of September 30, 2023, we had $137,079 of cash and cash equivalents, portfolio investments (at fair value) of $106,794, $263 of interest receivable, $50,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $75,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023 and September 30, 2023, off-balance sheet arrangements consisted of $57,677 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of December 31, 2023	Weighted average debt outstanding for the three months ended December 31, 2023	Maximum debt outstanding for the three months ended December 31, 2023
Secured Borrowings	$—	$178,693	$21,365	$178,693
Subscription Facility	75,000	105,000	49,946	105,000
Total debt	$75,000	$283,693	$71,311

	Payments due by period as of December 31, 2023
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$75,000	$75,000	$—	$—
Interest due on Subscription Facility	4,392	4,392	—	—
Secured borrowings	178,693	178,693	—	—
Interest due on secured borrowings	3,495	3,495	—	—
Total	$261,580	$261,580	$—	$—

Equity Activity
During the three months ended December 31, 2023, we issued and sold 3,123,152 units at an aggregate purchase price of $63,400. As of December 31, 2023, we issued and sold 11,428,581 units since inception at an aggregate purchase price of $229,700 to investors, which represented approximately 18% of total committed capital.
Distributions
On December 14, 2023, our board of directors declared a distribution of $6.9 million, which was paid in cash on December 29, 2023 to unitholders of record as of December 15, 2023.
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of December 31, 2023, we had $283,693 in senior securities and our asset coverage was 181.1%.
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
As of December 31, 2023, we had $105,000 outstanding under the Subscription Facility, which had a fair value of $105,000. As of September 30, 2023, we had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.90% for the three months ended December 31, 2023. For the three months ended December 31, 2023, the Company recorded interest expense (inclusive of fees) of $1,268 related to the Subscription Facility.
Secured Borrowings
As of December 31, 2023, we had $178,693 of secured borrowings outstanding. As of September 30, 2023, we had no secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 8.69% for the three months ended December 31, 2023. We recorded $432 of interest expense in connection with secured borrowings for the three months ended December 31, 2023.
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
Recent Developments
Distribution Declaration

On February 8, 2024, our board of directors declared a distribution of $5.1 million, payable in cash on March 29, 2024 to unitholders of record as of March 15, 2024.

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
As of December 31, 2023 and September 30, 2023, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 2.00%. The composition of our floating rate debt investments by interest rate floor as of December 31, 2023 and September 30, 2023 was as follows:

	December 31, 2023		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$39,900	15.21%	$—	—%
>0% and <1%	131,434	50.07	45,758	42.84
1%	51,136	19.48	27,636	25.88
>1%	40,008	15.24	33,400	31.28
Total	$262,478	100.00%	$106,794	100.00%

Based on our Statement of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$6,701	$(2,625)	$4,076
200	5,360	(2,100)	3,260
150	4,020	(1,575)	2,445
100	2,680	(1,050)	1,630
50	1,340	(525)	815

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(1,340)	$525	$(815)
100	(2,680)	1,050	(1,630)
150	(4,020)	1,575	(2,445)
200	(5,360)	2,100	(3,260)
250	(6,701)	2,625	(4,076)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
SOFR
30 day	$163,790	$105,000	$28,428	$75,000
90 day	104,234	—	81,266	—
Fixed rate	—	178,693	—	—
Total	$268,024	$283,693	$109,694	$75,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors discussion in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2023 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended December 31, 2023, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Date: February 12, 2024