Form 10-Q
period 2024-03-31
Oaktree Gardens OLP, LLC
filed 2024-05-14
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had 11,428,581 common units outstanding as of May 10, 2024.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	March 31, 2024 (unaudited)	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2024: $359,285; cost September 30, 2023: $106,781)	$361,062	$106,794
Cash and cash equivalents	209,207	137,079
Interest receivable	2,160	263
Deferred financing costs	727	854
Deferred offering costs	59	232
Derivative assets at fair value	—	55
Other assets	27	112
Total assets	$573,242	$245,389
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$306	$409
Base management fee payable	608	168
Due to affiliates	781	1,137
Interest payable	673	67
Director fees payable	75	—
Secured borrowings	98,429	—
Credit facility payable	240,000	75,000
Total liabilities	340,872	76,781
Commitments and contingencies (Note 11)
Net assets:
Common units (11,429 and 8,305 units issued and outstanding as of March 31, 2024 and September 30, 2023, respectively)	229,700	166,300
Accumulated earnings	2,670	2,308
Total net assets (equivalent to $20.33 and $20.30 per common unit as of March 31, 2024 and September 30, 2023, respectively) (Note 10)	232,370	168,608
Total liabilities and net assets	$573,242	$245,389

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended March 31, 2024	Six months ended March 31, 2024
Interest income:
Non-control/Non-affiliate investments	$9,043	$14,966
Interest on cash and cash equivalents	610	1,251
Total interest income	9,653	16,217
PIK interest income:
Non-control/Non-affiliate investments	252	252
Total PIK interest income	252	252
Fee income:
Non-control/Non-affiliate investments	660	663
Total fee income	660	663
Total investment income	10,565	17,132
Expenses:
Base management fee	794	1,269
Professional fees	168	276
Directors fees	119	238
Organization expenses	—	5
Amortization of deferred offering costs	87	174
Interest expense	2,799	4,499
Administrator expense	138	225
General and administrative expenses	77	143
Total expenses	4,182	6,829
Management fees waived	(186)	(297)
Net expenses	3,996	6,532
Net investment income	6,569	10,600
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	726	1,764
Foreign currency forward contracts	—	(54)
Net unrealized appreciation (depreciation)	726	1,710
Realized gains (losses):
Non-control/Non-affiliate investments	(2)	(2)
Foreign currency forward contracts	—	54
Net realized gains (losses)	(2)	52
Net realized and unrealized gains (losses)	724	1,762
Net increase (decrease) in net assets resulting from operations	$7,293	$12,362
Net investment income per common unit — basic and diluted	$0.57	$1.06
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.64	$1.23
Weighted average common units outstanding — basic and diluted	11,429	10,046

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended March 31, 2024	Six months ended March 31, 2024
Operations:
Net investment income	$6,569	$10,600
Net unrealized appreciation (depreciation)	726	1,710
Net realized gains (losses)	(2)	52
Net increase (decrease) in net assets resulting from operations	7,293	12,362
Unit transactions:
Issuance of common units	—	63,400
Distributions to unitholders	(5,100)	(12,000)
Net increase (decrease) from unit transactions	(5,100)	51,400
Total increase (decrease) in net assets	2,193	63,762
Net assets at beginning of period	230,177	168,608
Net assets at end of period	$232,370	$232,370
Net asset value per common unit	$20.33	$20.33
Common units outstanding at end of period	11,429	11,429

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

Six months ended March 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$12,362
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(1,710)
Net realized (gains) losses	(52)
PIK interest income	(252)
Accretion of original issue discount on investments	(1,110)
Amortization of deferred financing costs	527
Amortization of deferred offering costs	174
Purchases of investments	(295,359)
Proceeds from the sales and repayments of investments	44,270
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,897)
(Increase) decrease in other assets	85
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(105)
Increase (decrease) in base management fee payable	440
Increase (decrease) in due to affiliates	(356)
Increase (decrease) in interest payable	606
Increase (decrease) in director fees payable	75
Net cash used in operating activities	(242,302)
Financing activities:
Distributions paid in cash	(12,000)
Borrowings under credit facility	345,000
Repayments of borrowings under credit facility	(180,000)
Borrowings of secured borrowings	218,093
Repayments of secured borrowings	(119,664)
Proceeds from the issuance of common units	63,400
Deferred financing costs paid	(399)
Net cash provided by financing activities	314,430
Net increase (decrease) in cash and cash equivalents	72,128
Cash and cash equivalents, beginning of period	137,079
Cash and cash equivalents, end of period	$209,207
Supplemental information:
Cash paid for interest	$3,366
Non-cash financing activities:
Deferred offering costs incurred	1
Reconciliation to the Statements of Assets and Liabilities	March 31, 2024
Cash and cash equivalents	$209,207
Total cash and cash equivalents	$209,207

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(5)(8)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.05%		12/5/2030		$41,143	$40,162	$40,209	(4)(6)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(74)	(68)	(4)(6)(7)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		—	(131)	(124)	(4)(6)(7)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	11.06%		2/13/2031		32,553	31,914	31,925	(4)(6)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(69)	(68)	(4)(6)(7)
Ecco Holdings Corp.	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	11.06%		2/13/2030		117	48	49	(4)(6)(7)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		7/10/2030		28,357	27,722	27,960	(4)(6)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	6.00%			7/10/2028		—	(69)	(45)	(4)(6)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.31%		9/30/2030		30,035	29,338	29,927	(4)(6)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(76)	(12)	(4)(6)(7)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.80%		1/25/2030		13,557	13,294	13,302	(4)(6)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(25)	(24)	(4)(6)(7)
Monotype Imaging Holdings Inc	Application Software	First Lien Term Loan	SOFR+	5.50%	10.81%		2/28/2031		41,811	41,184	41,201	(4)(6)
Monotype Imaging Holdings Inc	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(26)	(26)	(4)(6)(7)
Monotype Imaging Holdings Inc	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(77)	(76)	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.32%		11/12/2030		27,238	26,829	26,876	(4)(6)(9)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(52)	(47)	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(37)	(34)	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.56%		6/9/2030		16,948	16,573	16,778	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.56%		6/9/2030		2,214	2,107	2,150	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/9/2030		—	(74)	(34)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.33%		11/15/2030		60,083	58,947	59,008	(4)(6)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(70)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(147)	(137)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		5,081	5,392	(6)
Protein for Pets OpCo LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.56%		9/20/2030		44,234	43,353	43,349	(4)(6)(9)
Protein for Pets OpCo LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(92)	(92)	(4)(6)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.72%	4.13%	11/28/2029		24,394	23,824	23,852	(4)(6)(9)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(63)	(59)	(4)(6)(7)
Total Non-Control/Non-Affiliate Investments (155.4% of net assets)										$359,285	$361,062
Cash and Cash Equivalents and Restricted Cash
U.S. Treasury Bills										$189,389	$189,389
Other cash accounts										19,819	19,819
Cash and Cash Equivalents (90.0% of net assets)										$209,207	$209,207
Total Portfolio Investments, Cash and Cash Equivalents (245.4% of net assets)										$568,492	$570,269

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2024
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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2024, the reference rate for the Company's variable rate loans were the 30-day SOFR at 5.33% and the 90-day SOFR at 5.31%. As of March 31, 2024, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(6)As of March 31, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(7)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(8)Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, qualifying assets represented 100.0% of the Company's total assets.
(9)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of March 31, 2024.

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
The fair value of the Company's investments as of March 31, 2024 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," "secured borrowings" and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates," "interest payable" and "director fees payable" approximate fair value due to their short maturities.

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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2024 and September 30, 2023, there were no investments on non-accrual status.
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
Organization and Offering Costs:
Costs associated with the organization of the Company are expensed as incurred. Costs associated with the offering of the units are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a 12-month period from incurrence.
For the three and six months ended March 31, 2024, the Company incurred organization costs of zero and $5, respectively. As of March 31, 2024 and September 30, 2023, $59 and $232, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended March 31, 2024, the Company amortized offering costs of $87 and $174, respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to materially impact its consolidated financial statements.
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2024, the fair value of the Company's investment portfolio was $361,062 and was composed of investments in 11 portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of March 31, 2024 and September 30, 2023, all of the Company's debt investments were floating rate loans. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of March 31, 2024 and September 30, 2023, all of the Company's investments were in the U.S.
The composition of the Company's investments as of March 31, 2024 and September 30, 2023 at cost and fair value was as follows:

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$354,204	98.59%	$106,781	100.00%
Preferred equity	5,081	1.41%	—	—
Total	$359,285	100.00%	$106,781	100.00%

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$355,670	98.51%	153.06%	$106,794	100.00%	63.34%
Preferred equity	5,392	1.49%	2.32%	—	—	—
Total	$361,062	100.00%	155.38%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2024 and September 30, 2023 was as follows:

	March 31, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$111,265	30.97%	$56,937	53.32%
Health Care Services	82,408	22.94%	16,466	15.42%
Packaged Foods & Meats	43,261	12.04%	—	—%
Diversified Support Services	39,957	11.12%	—	—%
Construction Machinery & Heavy Transportation Equipment	31,893	8.88%	—	—%
Health Care Technology	26,740	7.44%	—	—%
Aerospace & Defense	23,761	6.61%	—	—%
Other Specialty Retail	—	—%	33,378	31.26%
Total	$359,285	100.00%	$106,781	100.00%

	March 31, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$112,207	31.08%	48.28%	$56,910	53.28%	33.75%
Health Care Services	83,087	23.01%	35.76%	16,484	15.44%	9.78%
Packaged Foods & Meats	43,257	11.98%	18.62%	—	—%	—%
Diversified Support Services	40,017	11.08%	17.22%	—	—%	—%
Construction Machinery & Heavy Transportation Equipment	31,906	8.84%	13.73%	—	—%	—%
Health Care Technology	26,795	7.42%	11.53%	—	—%	—%
Aerospace & Defense	23,793	6.59%	10.24%	—	—%	—%
Other Specialty Retail	—	—%	—%	33,400	31.28%	19.81%
Total	$361,062	100.00%	155.38%	$106,794	100.00%	63.34%
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2024 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$355,670	$355,670
Preferred equity	—	—	5,392	5,392
Total investments at fair value	—	—	361,062	361,062
Cash equivalents	189,389	—	—	189,389
Total assets at fair value	$189,389	$—	$361,062	$550,451
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
The following table provides a roll-forward of the changes in fair value from December 31, 2023 to March 31, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of December 31, 2023	$262,478	$5,086	$267,564
Purchases	135,097	—	135,097
Sales and repayments	(43,513)	—	(43,513)
Capitalized PIK interest income	252	—	252
Accretion of OID	937	—	937
Net unrealized appreciation (depreciation)	419	306	725
Fair value as of March 31, 2024	$355,670	$5,392	$361,062
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2024	$419	$306	$725

The following table provides a roll-forward of the changes in fair value from September 30, 2023 to March 31, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2023	$106,794	$—	$106,794
Purchases	290,278	5,081	295,359
Sales and repayments	(44,217)	—	(44,217)
Capitalized PIK interest income	252	—	252
Accretion of OID	1,110	—	1,110
Net unrealized appreciation (depreciation)	1,453	311	1,764
Fair value as of March 31, 2024	$355,670	$5,392	$361,062
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2024	$1,453	$311	$1,764

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$312,413	Market Yield	Market Yield	(b)	10.0%	-	14.0%	10.9%
	43,257	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Preferred equity	5,392	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$361,062
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
The principal values of the Company's credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy.

Note 4. Fee Income
For the three and six months ended March 31, 2024, the Company recorded total fee income of $660 and $663, respectively, of which $3 and $6, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2024:

(Unit amounts in thousands)	Three months ended March 31, 2024	Six months ended March 31, 2024
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$7,293	$12,362
Weighted average common units outstanding — basic and diluted	11,429	10,046
Earnings (loss) per common unit — basic and diluted	$0.64	$1.23

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	63,400	—	63,400
Distributions to unitholders	—	(6,900)	(6,900)
Net investment income	—	4,031	4,031
Net unrealized appreciation (depreciation)	—	984	984
Net realized gains (losses)	—	54	54
Balance at December 31, 2023	$229,700	$477	$230,177
Distributions to unitholders	—	(5,100)	(5,100)
Net investment income	—	6,569	6,569
Net unrealized appreciation (depreciation)	—	726	726
Net realized gains (losses)	—	(2)	(2)
Balance at March 31, 2024	$229,700	$2,670	$232,370
Capital Activity
During the six months ended March 31, 2024, the Company issued and sold 3,123,152 units at an aggregate purchase price of $63,400. As of March 31, 2024, the Company had issued and sold 11,428,581 units since inception at an aggregate purchase price of $229,700, which represented approximately 18% of total committed capital.
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
For income tax purposes, the Company has reported its distributions for the 2023 calendar year as ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2024 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.
The following table reflects the distributions that the Company has paid on its units during the six months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of March 31, 2024, the Subscription Facility provided for borrowings of up to $250,000 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maximum size of Subscription Facility may be increased to $400,000 pursuant to an “accordion” feature. The maturity date of the Subscription Facility is September 26, 2024. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
selected period plus 2.45% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.45% per annum, (b) the Federal Funds Rate plus 1.95% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.45% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of March 31, 2024, the Company had $240,000 outstanding under the Subscription Facility, which had a fair value of $240,000. As of September 30, 2023, the Company had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.90% for the six months ended March 31, 2024. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $1,176 and $2,445, respectively, related to the Subscription Facility.

Secured Borrowings

As of March 31, 2024, the Company had $98,429 of secured borrowings outstanding. As of September 30, 2023, the Company had no secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 8.56% for the six months ended March 31, 2024. The Company recorded $1,623 and $2,054 of interest expense, respectively, in connection with secured borrowings for the three and six months ended March 31, 2024.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2024:

	Three months ended March 31, 2024	Six months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$7,293	$12,362
Net unrealized (appreciation) depreciation	(726)	(1,710)
Other book/tax differences	79	113
Taxable income (1)	$6,646	$10,765
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three months ended March 31, 2024, the Company incurred $794 of management fees, of which $186 were irrevocably waived by the Adviser. For the six months ended March 31, 2024, the Company incurred $1,269 of management fees, of which $297 were irrevocably waived by the Adviser.

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

For the three months ended March 31, 2024, the Company incurred $173 of expenses under the Administration Agreement, of which $138 was included in administrator expense and $35 was included in general and administrative expense. For the six months ended March 31, 2024, the Company incurred $277 of expenses under the Administration Agreement, of

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
which $225 was included in administrator expense and $52 was included in general and administrative expense. As of March 31, 2024 and September 30, 2023, $781 and $1,137, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.
Note 10. Financial Highlights

	For the three months ended March 31, 2024	For the six months ended March 31, 2024
Net asset value at beginning of period	$20.14	$20.30
Net investment income (1)	0.57	1.06
Net unrealized appreciation (depreciation) (1)	0.07	0.25
Distributions of net investment income to unitholders	(0.45)	(1.28)
Net asset value at end of period	$20.33	$20.33
Total return (2)	3.18%	6.56%
Common units outstanding at beginning of period	11,428,581	8,305,429
Common units outstanding at end of period	11,428,581	11,428,581
Net assets at beginning of period	$230,177	$168,608
Net assets at end of period	$232,370	$232,370
Average net assets (3)	$232,911	$205,056
Ratio of net investment income to average net assets (4)	2.82%	5.17%
Ratio of total expenses to average net assets (4)	1.80%	3.33%
Ratio of net expenses to average net assets (4)	1.72%	3.19%
Ratio of portfolio turnover to average investments at fair value (4)	13.84%	18.06%
Weighted average outstanding debt	$113,501	$92,291
Average debt per unit (1)	$9.93	$9.19
Asset coverage ratio (5)	168.66%	168.66%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statement of Operations for the three and six months ended March 31, 2024 as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and six months ended March 31, 2024 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $338,429 as of March 31, 2024.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $75,141 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by portfolio company as of March 31, 2024 and September 30, 2023 is shown in the table below:

	March 31, 2024	September 30, 2023
PetVet Care Centers, LLC	$15,712	$—
AmSpec Parent LLC	11,489	—
Next Holdco, LLC	9,606	—
Monotype Imaging Holdings Inc	8,710	—
OneOncology, LLC	7,580	9,794
Ecco Holdings Corp.	6,921	—
Protein for Pets OpCo LLC	4,608	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
WP CPP Holdings, LLC	2,653	—
Icefall Parent, Inc.	1,291	—
MND Holdings III Corp	—	7,408
	$75,141	$23,773

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2024, except as discussed below:
Distribution Declaration

On May 9, 2024, the board of directors declared a distribution of $8,100, payable in cash on June 28, 2024 to unitholders of record as of June 15, 2024.

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment, and geopolitical events on all of the foregoing.

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
Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree, we believe that we have the resources and experience to source, diligence and structure investments in these companies.
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
The fair value of our investments as of March 31, 2024 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of March 31, 2024, we held $361,062 of investments at fair value, up from $106,794 held at September 30, 2023, primarily driven by new investment purchases during the quarter.
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
As of March 31, 2024 and September 30, 2023, there were no investments on non-accrual status.

Portfolio Composition

As of March 31, 2024, the fair value of our investment portfolio was $361,062 and was composed of investments in 11 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of March 31, 2024 and September 30, 2023, all of our debt investments were floating rate loans. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of March 31, 2024 and September 30, 2023, all of our investments were in the U.S.
As of March 31, 2024 and September 30, 2023, our investment portfolio consisted of the following:

	March 31, 2024	September 30, 2023
Cost:
Senior secured debt	98.59%	100.00%
Preferred equity	1.41%	—
Total	100.00%	100.00%

	March 31, 2024	September 30, 2023
Fair Value:
Senior secured debt	98.51%	100.00%
Preferred equity	1.49%	—
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2024	September 30, 2023
Fair Value:
Application Software	31.08%	53.28%
Health Care Services	23.01%	15.44%
Packaged Foods & Meats	11.98%	—%
Diversified Support Services	11.08%	—%
Construction Machinery & Heavy Transportation Equipment	8.84%	—%
Health Care Technology	7.42%	—%
Aerospace & Defense	6.59%	—%
Other Specialty Retail	—%	31.28%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2024 and as of September 30, 2023 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
For the three and six months ended March 31, 2024
Investment Income
Total investment income for the three months ended March 31, 2024 was $10,565 and consisted of $9,905 of interest income (including $252 of PIK interest income) and $660 of fee income primarily from portfolio investments. Total investment income for the six months ended March 31, 2024 was $17,132 and consisted of $16,469 of interest income (including $252 of PIK interest income) and $663 of fee income primarily from portfolio investments. Based on fair value as of March 31, 2024, the weighted average yield on our debt investments was 11.6%.
Expenses
Net expenses for the three and six months ended March 31, 2024 were $3,996 and $6,532, respectively, and consisted of the following:

	For the three months ended March 31, 2024	For the six months ended March 31, 2024
Expenses:
Base management fee	$794	$1,269
Professional fees	168	276
Directors fees	119	238
Organization expenses	—	5
Amortization of deferred offering costs	87	174
Interest expense	2,799	4,499
Administrator expense	138	225
General and administrative expenses	77	143
Total expenses	$4,182	$6,829
Management fees waived	(186)	(297)
Net expenses	$3,996	$6,532
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $726 and $1,710 for the three and six months ended March 31, 2024, respectively, which was primarily driven by net unrealized appreciation on debt investments.
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
During the three and six months ended March 31, 2024, we recorded aggregate net realized gains (losses) of $(2) and $52, respectively.
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
For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents of $72,128. During that period, $242,302 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $314,430, due primarily from $165,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as lender, $98,429 of net proceeds from secured borrowings and $63,400 of proceeds from the issuance of common units, partially offset by $12,000 of distributions paid to unitholders.

As of March 31, 2024, we had $209,207 of cash and cash equivalents, portfolio investments (at fair value) of $361,062, $2,160 of interest receivable, $10,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $240,000 of borrowings outstanding under the Subscription Facility.
As of September 30, 2023, we had $137,079 of cash and cash equivalents, portfolio investments (at fair value) of $106,794, $263 of interest receivable, $50,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $75,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $75,141 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of March 31, 2024	Weighted average debt outstanding for the six months ended March 31, 2024	Maximum debt outstanding for the six months ended March 31, 2024
Subscription Facility	$75,000	$240,000	$45,219	$240,000
Secured Borrowings	—	98,429	47,072	178,693
Total debt	$75,000	$338,429	$92,291

	Payments due by period as of March 31, 2024
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$240,000	$240,000	$—	$—
Interest due on Subscription Facility	9,284	9,284	—	—
Secured borrowings	98,429	98,429	—	—
Interest due on secured borrowings	1,742	1,742	—	—
Total	$349,455	$349,455	$—	$—

Equity Activity
During the six months ended March 31, 2024, we issued and sold 3,123,152 units at an aggregate purchase price of $63,400. As of March 31, 2024, we issued and sold 11,428,581 units since inception at an aggregate purchase price of $229,700 to investors, which represented approximately 18% of total committed capital.
Distributions
The following table reflects the distributions that we paid on our units during the six months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of March 31, 2024, we had $338,429 in senior securities and our asset coverage was 168.66%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of March 31, 2024, the Subscription Facility provides for borrowings of up to $250,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maximum size of Subscription Facility may be increased to $400,000 pursuant to an “accordion” feature. The maturity date of the Subscription Facility is September 26, 2024. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.45% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.45% per annum, (b) the Federal Funds Rate plus 1.95% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.45% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of March 31, 2024, we had $240,000 outstanding under the Subscription Facility, which had a fair value of $240,000. As of September 30, 2023, we had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.90% for the six months ended March 31, 2024. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $1,176 and $2,445, respectively, related to the Subscription Facility.
Secured Borrowings
As of March 31, 2024, we had $98,429 of secured borrowings outstanding. As of September 30, 2023, we had no secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 8.56% for the six months ended March 31, 2024. We recorded $1,623 and $2,054 of interest expense, respectively, in connection with secured borrowings for the three and six months ended March 31, 2024.
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
Recent Developments
Distribution Declaration

On May 9, 2024, our board of directors declared a distribution of $8,100, payable in cash on June 28, 2024 to unitholders of record as of June 15, 2024.

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
As of March 31, 2024 and September 30, 2023, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of March 31, 2024 and September 30, 2023 was as follows:

	March 31, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$40,017	11.25%	$—	—%
>0% and <1%	207,410	58.32	45,758	42.84
1%	108,243	30.43	27,636	25.88
>1%	—	—	33,400	31.28
Total	$355,670	100.00%	$106,794	100.00%

Based on our Statement of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$9,067	$(6,000)	$3,067
200	7,254	(4,800)	2,454
150	5,440	(3,600)	1,840
100	3,627	(2,400)	1,227
50	1,813	(1,200)	613

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(1,813)	$1,200	$(613)
100	(3,627)	2,400	(1,227)
150	(5,440)	3,600	(1,840)
200	(7,254)	4,800	(2,454)
250	(9,067)	6,000	(3,067)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
SOFR
30 day	$88,440	$240,000	$28,428	$75,000
90 day	274,244	—	81,266	—
Fixed rate	—	98,429	—	—
Total	$362,684	$338,429	$109,694	$75,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2024 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended March 31, 2024, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.1*	Lender Joinder Agreement, dated as of March 12, 2024, by and among Oversea-Chinese Banking Corporation Limited, New York Agency, as subsequent lender, Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and a lender, and Oaktree Gardens OLP, LLC, as initial borrower.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Date: May 13, 2024