Form 10-Q
period 2024-06-30
Oaktree Gardens OLP, LLC
filed 2024-08-13
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-01633
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

The registrant had 15,835,861 common units outstanding as of August 9, 2024.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (unaudited) and September 30, 2023	2
	Consolidated Statement of Operations (unaudited) for the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023	3
	Consolidated Statement of Changes in Net Assets (unaudited) for the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023	4
	Consolidated Statement of Cash Flows (unaudited) for the nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023	5
	Consolidated Schedule of Investments as of June 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2023	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	37
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	June 30, 2024 (unaudited)	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2024: $459,910; cost September 30, 2023: $106,781)	$464,197	$106,794
Cash and cash equivalents	177,933	137,079
Interest receivable	2,220	263
Deferred financing costs	291	854
Deferred offering costs	—	232
Derivative assets at fair value	—	55
Other assets	71	112
Total assets	$644,712	$245,389
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$448	$409
Base management fee payable	1,403	168
Due to affiliates	893	1,137
Interest payable	441	67
Director fees payable	119	—
Secured borrowings	88,408	—
Credit facility payable	230,000	75,000
Total liabilities	321,712	76,781
Commitments and contingencies (Note 11)
Net assets:
Common units (15,836 and 8,305 units issued and outstanding as of June 30, 2024 and September 30, 2023, respectively)	319,300	166,300
Accumulated earnings	3,700	2,308
Total net assets (equivalent to $20.40 and $20.30 per common unit as of June 30, 2024 and September 30, 2023, respectively) (Note 10)	323,000	168,608
Total liabilities and net assets	$644,712	$245,389

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended June 30, 2024	Nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Interest income:
Non-control/Non-affiliate investments	$13,115	$28,081	$757
Interest on cash and cash equivalents	364	1,615	—
Total interest income	13,479	29,696	757
PIK interest income:
Non-control/Non-affiliate investments	372	624	—
Total PIK interest income	372	624	—
Fee income:
Non-control/Non-affiliate investments	2	665	10
Total fee income	2	665	10
Total investment income	13,853	30,985	767
Expenses:
Base management fee	1,039	2,308	21
Professional fees	419	695	69
Directors fees	118	356	179
Organization expenses	—	5	138
Amortization of deferred offering costs	59	233	28
Interest expense	5,678	10,177	9
Administrator expense	88	313	—
General and administrative expenses	78	221	13
Total expenses	7,479	14,308	457
Management fees waived	(244)	(541)	(5)
Net expenses	7,235	13,767	452
Net investment income	6,618	17,218	315
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	2,508	4,272	5
Foreign currency forward contracts	—	(54)	—
Net unrealized appreciation (depreciation)	2,508	4,218	5
Realized gains (losses):
Non-control/Non-affiliate investments	4	2	—
Foreign currency forward contracts	—	54	—
Net realized gains (losses)	4	56	—
Net realized and unrealized gains (losses)	2,512	4,274	5
Net increase (decrease) in net assets resulting from operations	$9,130	$21,492	$320
Net investment income per common unit — basic and diluted	$0.56	$1.62	$0.11
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.78	$2.02	$0.11
Weighted average common units outstanding — basic and diluted	11,768	10,618	2,889

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended June 30, 2024	Nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Operations:
Net investment income	$6,618	$17,218	$315
Net unrealized appreciation (depreciation)	2,508	4,218	5
Net realized gains (losses)	4	56	—
Net increase (decrease) in net assets resulting from operations	9,130	21,492	320
Unit transactions:
Issuance of common units	89,600	153,000	102,300
Distributions to unitholders	(8,100)	(20,100)	—
Net increase (decrease) from unit transactions	81,500	132,900	102,300
Total increase (decrease) in net assets	90,630	154,392	102,620
Net assets at beginning of period	232,370	168,608	—
Net assets at end of period	$323,000	$323,000	$102,620
Net asset value per common unit	$20.40	$20.40	$20.06
Common units outstanding at end of period	15,836	15,836	5,115

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$21,492	$320
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(4,218)	(5)
Net realized (gains) losses	(56)	—
PIK interest income	(624)	—
Accretion of original issue discount on investments	(1,483)	(10)
Amortization of deferred financing costs	963	—
Amortization of deferred offering costs	233	28
Purchases of investments	(396,290)	(50,468)
Proceeds from the sales and repayments of investments	45,321	83
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,957)	(526)
(Increase) decrease in other assets	41	(74)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	40	167
Increase (decrease) in base management fee payable	1,235	16
Increase (decrease) in due to affiliates	(244)	141
Increase (decrease) in interest payable	374	9
Increase (decrease) in director fees payable	119	179
Net cash used in operating activities	(335,054)	(50,140)
Financing activities:
Distributions paid in cash	(20,100)	—
Borrowings under credit facility	445,000	—
Repayments of borrowings under credit facility	(290,000)	—
Borrowings of secured borrowings	247,618	37,115
Repayments of secured borrowings	(159,210)	—
Proceeds from the issuance of common units	153,000	102,300
Deferred financing costs paid	(400)	—
Net cash provided by financing activities	375,908	139,415
Net increase (decrease) in cash and cash equivalents	40,854	89,275
Cash and cash equivalents, beginning of period	137,079	—
Cash and cash equivalents, end of period	$177,933	$89,275
Supplemental information:
Cash paid for interest	$8,840	$—
Non-cash financing activities:
Deferred offering costs incurred	1	$335
Reconciliation to the Statements of Assets and Liabilities	June 30, 2024	September 30, 2023
Cash and cash equivalents	$177,933	$137,079
Total cash and cash equivalents	$177,933	$137,079

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(5)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	11.08%		12/5/2030		$41,040	$40,102	$41,040	(4)(6)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%			12/5/2030		—	(74)	(74)	(4)(6)(7)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.75%			12/5/2029		59	(126)	—	(4)(6)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	3.00%	8.32%	3.50%	4/12/2030		18,157	17,722	17,736	(4)(6)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			4/12/2030		—	(49)	(48)	(4)(6)(7)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	11.09%		7/10/2030		28,286	27,677	28,173	(4)(6)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(65)	(13)	(4)(6)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	11.33%		9/30/2030		29,959	29,291	29,959	(4)(6)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			10/1/2029		—	(73)	—	(4)(6)(7)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.83%		1/25/2030		13,557	13,305	13,324	(4)(6)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(24)	(22)	(4)(6)(7)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	10.35%		5/13/2030		17,277	16,936	16,940	(4)(6)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			5/10/2026		—	(28)	(28)	(4)(6)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			5/10/2026		—	(28)	(28)	(4)(6)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			5/13/2030		—	(34)	(34)	(4)(6)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.85%		2/28/2031		41,811	41,184	41,242	(4)(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(26)	(24)	(4)(6)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(74)	(71)	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.32%		11/12/2030		27,170	26,762	27,170	(4)(6)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(52)	(52)	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(35)	—	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%			6/10/2030		—	(64)	(61)	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.58%		6/10/2030		16,905	16,547	16,905	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	11.58%		6/10/2030		6,387	6,207	6,387	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029		—	(70)	—	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	11.34%		11/15/2030		59,933	58,842	58,626	(4)(6)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(79)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(141)	(171)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		5,081	5,525	(6)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.59%		9/20/2030		44,234	43,387	43,420	(4)(6)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(88)	(85)	(4)(6)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	11.09%		4/19/2029		63,519	62,299	62,350	(4)(6)(9)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(136)	(130)	(4)(6)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	11.07%		2/13/2031		32,472	31,857	31,894	(4)(6)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(67)	(63)	(4)(6)(7)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value	Notes
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	11.08%		2/13/2030		$157	$51	$56	(4)(6)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.72%	4.13%	11/28/2029		24,596	24,053	24,449	(4)(6)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(60)	(16)	(4)(6)(7)
Total Non-Control/Non-Affiliate Investments (143.7% of net assets)										$459,910	$464,197
Cash and Cash Equivalents and Restricted Cash
U.S. Treasury Bills										$139,551	$139,551
Other cash accounts										38,382	38,382
Cash and Cash Equivalents (55.1% of net assets)										$177,933	$177,933
Total Portfolio Investments, Cash and Cash Equivalents (198.8% of net assets)										$637,843	$642,130

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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2024, the reference rate for the Company's variable rate loans were the 30-day SOFR at 5.34% and the 90-day SOFR at 5.32%. As of June 30, 2024, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(6)As of June 30, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(7)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(8)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, qualifying assets represented 97.4% of the Company's total assets.
(9)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of June 30, 2024.

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

See notes to Consolidated Financial Statements.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 1. Organization
Oaktree Gardens OLP, LLC (the “Company”) was formed on February 6, 2023 as a Delaware limited liability company. The Company is a closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the U.S. Investment Advisers Act of 1940, as amended. The Company’s administrator, Oaktree Fund Administration, LLC, a Delaware limited liability company (the “Administrator”), provides the administrative services necessary for the Company’s operations. The Adviser is an entity under common control with Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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
The fair value of the Company's investments as of June 30, 2024 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2024 and September 30, 2023, there were no investments on non-accrual status.
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
For the three and nine months ended June 30, 2024, the Company incurred organization costs of zero and $5, respectively. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company incurred organization costs of $138. As of June 30, 2024 and September 30, 2023, zero and $232, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended June 30, 2024, the Company amortized offering costs of $59 and $233, respectively. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company amortized offering costs of $28.
Income Taxes:
The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or, is deemed to distribute, except with respect to certain retained capital gains, as discussed below) at least annually to its unitholders as dividends. Rather, any tax liability related to income earned and timely distributed (or deemed timely distributed) by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company. Any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to the Company's investors. The Company will be subject to corporate-level U.S. federal income tax on any undistributed income and/or gains.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax year 2023.
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
Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2024, the fair value of the Company's investment portfolio was $464,197 and was composed of investments in 14 portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of June 30, 2024 and September 30, 2023, all of the Company's debt investments were floating rate loans. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of June 30, 2024 and September 30, 2023, all of the Company's investments were in the U.S.
The composition of the Company's investments as of June 30, 2024 and September 30, 2023 at cost and fair value was as follows:

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$454,829	98.90%	$106,781	100.00%
Preferred equity	5,081	1.10%	—	—
Total	$459,910	100.00%	$106,781	100.00%

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$458,672	98.81%	142.00%	$106,794	100.00%	63.34%
Preferred equity	5,525	1.19%	1.71%	—	—	—
Total	$464,197	100.00%	143.71%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2024 and September 30, 2023 was as follows:

	June 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$128,868	28.02%	$56,937	53.32%
Health Care Services	86,323	18.77%	16,466	15.42%
Communications Equipment	62,163	13.52%	—	—%
Packaged Foods & Meats	43,299	9.41%	—	—%
Diversified Support Services	39,902	8.68%	—	—%
Construction Machinery & Heavy Transportation Equipment	31,841	6.92%	—	—%
Health Care Technology	26,675	5.80%	—	—%
Aerospace & Defense	23,993	5.22%	—	—%
Financial Exchanges & Data	16,846	3.66%	—	—%
Other Specialty Retail	—	—%	33,378	31.26%
Total	$459,910	100.00%	$106,781	100.00%

	June 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$130,256	28.06%	40.32%	$56,910	53.28%	33.75%
Health Care Services	87,132	18.77%	26.98%	16,484	15.44%	9.78%
Communications Equipment	62,220	13.40%	19.26%	—	—%	—%
Packaged Foods & Meats	43,335	9.34%	13.42%	—	—%	—%
Diversified Support Services	40,966	8.83%	12.68%	—	—%	—%
Construction Machinery & Heavy Transportation Equipment	31,887	6.87%	9.87%	—	—%	—%
Health Care Technology	27,118	5.84%	8.40%	—	—%	—%
Aerospace & Defense	24,433	5.26%	7.56%	—	—%	—%
Financial Exchanges & Data	16,850	3.63%	5.22%	—	—%	—%
Other Specialty Retail	—	—%	—%	33,400	31.28%	19.81%
Total	$464,197	100.00%	143.71%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2024 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$458,672	$458,672
Preferred equity	—	—	5,525	5,525
Total investments at fair value	—	—	464,197	464,197
Cash equivalents	139,551	—	—	139,551
Total assets at fair value	$139,551	$—	$464,197	$603,748
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
The following table provides a roll-forward of the changes in fair value from March 31, 2024 to June 30, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of March 31, 2024	$355,670	$5,392	$361,062
Purchases	100,928	—	100,928
Sales and repayments	(1,053)	—	(1,053)
Capitalized PIK interest income	372	—	372
Accretion of OID	373	—	373
Net unrealized appreciation (depreciation)	2,379	133	2,512
Net realized gains (losses)	3	—	3
Fair value as of June 30, 2024	$458,672	$5,525	$464,197
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2024	$2,379	$133	$2,512
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to June 30, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2023	$106,794	$—	$106,794
Purchases	391,207	5,082	396,289
Sales and repayments	(45,270)	—	(45,270)
Capitalized PIK interest income	624	—	624
Accretion of OID	1,483	—	1,483
Net unrealized appreciation (depreciation)	3,831	443	4,274
Net realized gains (losses)	3	—	3
Fair value as of June 30, 2024	$458,672	$5,525	$464,197
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2024	$3,853	$443	$4,296

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$458,672	Market Yield	Market Yield	(b)	10.0%	-	13.0%	10.9%
Preferred equity	5,525	Market Yield	Market Yield	(b)	16.0%	-	18.0%	17.0%
Total	$464,197
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 4. Fee Income
For the three and nine months ended June 30, 2024, the Company recorded total fee income of $2 and $665, respectively, of which $2 and $8, respectively, was recurring in nature. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company recorded total fee income of $10, of which $1 was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023:

(Unit amounts in thousands)	Three months ended June 30, 2024	Nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$9,130	$21,492	$320
Weighted average common units outstanding — basic and diluted	11,768	10,618	2,889
Earnings (loss) per common unit — basic and diluted	$0.78	$2.02	$0.11
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	63,400	—	63,400
Distributions to unitholders	—	(6,900)	(6,900)
Net investment income	—	4,031	4,031
Net unrealized appreciation (depreciation)	—	984	984
Net realized gains (losses)	—	54	54
Balance at December 31, 2023	$229,700	$477	$230,177
Distributions to unitholders	—	(5,100)	(5,100)
Net investment income	—	6,569	6,569
Net unrealized appreciation (depreciation)	—	726	726
Net realized gains (losses)	—	(2)	(2)
Balance at March 31, 2024	$229,700	$2,670	$232,370
Issuance of common units	89,600	—	89,600
Distributions to unitholders	—	(8,100)	(8,100)
Net investment income	—	6,618	6,618
Net unrealized appreciation (depreciation)	—	2,508	2,508
Net realized gains (losses)	—	4	4
Balance at June 30, 2024	$319,300	$3,700	$323,000

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The following table presents the changes in net assets for the period from June 8, 2023 (commencement of operations) to June 30, 2023:

	Common Units	Accumulated Earnings	Total Net Assets
Issuance of common units	$102,300	$—	$102,300
Net investment income	—	315	315
Net unrealized appreciation (depreciation)	—	5	5
Balance at June 30, 2023	$102,300	$320	$102,620
Capital Activity
During the nine months ended June 30, 2024, the Company issued and sold 7,530,432 units at an aggregate purchase price of $153,000. As of June 30, 2024, the Company had issued and sold 15,835,861 units since inception at an aggregate purchase price of $319,300, which represented approximately 25% of total committed capital.
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
The following table reflects the distributions that the Company has paid on its units during the nine months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
May 9, 2024	June 15, 2024	June 28, 2024	$8,100
Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of June 30, 2024, the Subscription Facility provided for borrowings of up to $250,000 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maximum size of Subscription Facility may be increased to $400,000 pursuant to an “accordion” feature. The maturity date of the Subscription Facility is September 26, 2024. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.45% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.45% per annum, (b) the Federal Funds Rate plus 1.95% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.45% per annum for

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of June 30, 2024, the Company had $230,000 outstanding under the Subscription Facility, which had a fair value of $230,000. As of September 30, 2023, the Company had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.92% for the nine months ended June 30, 2024. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $3,996 and $6,441, respectively, related to the Subscription Facility.

Secured Borrowings

As of June 30, 2024, the Company had $88,408 of secured borrowings outstanding. As of September 30, 2023, the Company had no secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 8.53% for the nine months ended June 30, 2024. The Company recorded $1,682 and $3,736 of interest expense, respectively, in connection with secured borrowings for the three and nine months ended June 30, 2024. The Company's secured borrowings bore interest at a weighted average rate of 8.60% for the period from June 8, 2023 (commencement of operations) to June 30, 2023. The Company recorded $9 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to June 30, 2023.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023:

	Three months ended June 30, 2024	Nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Net increase (decrease) in net assets resulting from operations	$9,130	$21,492	$320
Net unrealized (appreciation) depreciation	(2,508)	(4,218)	(5)
Other book/tax differences	41	154	138
Taxable income (1)	$6,663	$17,428	$453
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three months ended June 30, 2024, the Company incurred $1,039 of management fees, of which $244 were irrevocably waived by the Adviser. For the nine months ended June 30, 2024, the Company incurred $2,308 of management fees, of which $541 were irrevocably waived by the Adviser. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company incurred $21 of management fees, of which $5 were irrevocably waived by the Adviser.

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

For the three months ended June 30, 2024, the Company incurred $111 of expenses under the Administration Agreement, of which $88 was included in administrator expense and $23 was included in general and administrative expense. For the nine months ended June 30, 2024, the Company incurred $388 of expenses under the Administration Agreement, of which $313 was included in administrator expense and $75 was included in general and administrative expense. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, the Company incurred $49 of expenses under the Administration Agreement which was included as organization and offering costs. As of June 30, 2024 and September 30, 2023, $893 and $1,137, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 10. Financial Highlights

	For the three months ended June 30, 2024	For the nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Net asset value at beginning of period	$20.33	$20.30	$—
Capital contributions	—	—	20.00
Net investment income (1)	0.56	1.62	0.06
Net unrealized appreciation (depreciation) (1)	0.22	0.47	—
Distributions of net investment income to unitholders	(0.71)	(1.99)	—
Net asset value at end of period	$20.40	$20.40	$20.06
Total return (2)	3.84%	10.65%	0.30%
Common units outstanding at beginning of period	11,428,581	8,305,429	2,555,000
Common units outstanding at end of period	15,835,861	15,835,861	5,115,000
Initial capital contribution	$—	$—	$51,100
Net assets at beginning of period	$232,370	$168,608	$—
Net assets at end of period	$323,000	$323,000	$102,620
Average net assets (3)	$242,553	$217,509	$57,945
Ratio of net investment income to average net assets (4)	2.73%	7.92%	0.54%
Ratio of total expenses to average net assets (4)	3.08%	6.58%	0.79%
Ratio of net expenses to average net assets (4)	2.98%	6.33%	0.78%
Ratio of portfolio turnover to average investments at fair value (4)	0.26%	15.11%	0.33%
Weighted average outstanding debt	$255,349	$146,445	$26,904
Average debt per unit (1)	$21.70	$13.79	$9.31
Asset coverage ratio (5)	201.44%	201.44%	376.49%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statement of Operations for the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023, as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $318,408 and $37,115 as of June 30, 2024 and June 30, 2023, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $100,344 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by portfolio company as of June 30, 2024 and September 30, 2023 is shown in the table below:

	June 30, 2024	September 30, 2023
OneOncology, LLC	$16,181	$9,794
PetVet Care Centers, LLC	15,712	—
AmSpec Parent LLC	11,489	—
Next Holdco, LLC	9,606	—
Monotype Imaging Holdings Inc.	8,710	—
Minotaur Acquisition, Inc.	7,488	—
Sorenson Communications, LLC	7,063	—
Truck-Lite Co., LLC	6,921	—
Protein For Pets Opco, LLC	4,608	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
WP CPP Holdings, LLC	2,653	—
Centralsquare Technologies LLC	2,051	—
Icefall Parent, Inc.	1,291	—
MND Holdings III Corp	—	7,408
	$100,344	$23,773

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended June 30, 2024, except as discussed below:
Distribution Declaration

On August 8, 2024, the board of directors declared a distribution of $7,200, payable in cash on September 30, 2024 to unitholders of record as of September 16, 2024.

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
Business Overview
We were formed on February 6, 2023 as a Delaware limited liability company. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are externally managed by the Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended. Oaktree Fund Administration, LLC (the "Administrator") provides the administrative services necessary for our operations.
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
The fair value of our investments as of June 30, 2024 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of June 30, 2024, we held $464,197 of investments at fair value, up from $106,794 held at September 30, 2023, primarily driven by new investment purchases during the nine months ended June 30, 2024.
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
As of June 30, 2024 and September 30, 2023, there were no investments on non-accrual status.

Portfolio Composition

As of June 30, 2024, the fair value of our investment portfolio was $464,197 and was composed of investments in 14 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of June 30, 2024 and September 30, 2023, all of our debt investments were floating rate loans. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of June 30, 2024 and September 30, 2023, all of our investments were in the U.S.
As of June 30, 2024 and September 30, 2023, our investment portfolio consisted of the following:

	June 30, 2024	September 30, 2023
Cost:
Senior secured debt	98.90%	100.00%
Preferred equity	1.10%	—
Total	100.00%	100.00%

	June 30, 2024	September 30, 2023
Fair Value:
Senior secured debt	98.81%	100.00%
Preferred equity	1.19%	—
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2024	September 30, 2023
Fair Value:
Application Software	28.06%	53.28%
Health Care Services	18.77%	15.44%
Communications Equipment	13.40%	—%
Packaged Foods & Meats	9.34%	—%
Diversified Support Services	8.83%	—%
Construction Machinery & Heavy Transportation Equipment	6.87%	—%
Health Care Technology	5.84%	—%
Aerospace & Defense	5.26%	—%
Financial Exchanges & Data	3.63%	—%
Other Specialty Retail	—%	31.28%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2024 and as of September 30, 2023 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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

For the three and nine months ended June 30, 2024 and the period from June 8, 2023 (commencement of operations) to June 30, 2023
Investment Income
Total investment income for the three months ended June 30, 2024 was $13,853 and consisted of $13,851 of interest income (including $372 of PIK interest income) and $2 of fee income primarily from portfolio investments. Total investment income for the nine months ended June 30, 2024 was $30,985 and consisted of $30,320 of interest income (including $624 of PIK interest income) and $665 of fee income primarily from portfolio investments. Based on fair value as of June 30, 2024, the weighted average yield on our debt investments was 11.3%.
Total investment income for the period from June 8, 2023 (commencement of operations) to June 30, 2023 was $767 and consisted of $757 of interest income primarily from portfolio investments and $10 of fee income. Based on fair value as of June 30, 2023, the weighted average yield on our debt investments was 12.8%.
Expenses
Net expenses for the three and nine months ended June 30, 2024 were $7,235 and $13,767, respectively, up significantly from $452 for the period from June 8, 2023 (commencement of operations) to June 30, 2023, which was primarily driven by a larger investment portfolio attributable to new capital raised from the issuance of common units and an increase in borrowings outstanding. Net expenses consisted of the following:

	For the three months ended June 30, 2024	For the nine months ended June 30, 2024	For the period from June 8, 2023 (commencement of operations) to June 30, 2023
Expenses:
Base management fee	$1,039	$2,308	$21
Professional fees	419	695	69
Directors fees	118	356	179
Organization expenses	—	5	138
Amortization of deferred offering costs	59	233	28
Interest expense	5,678	10,177	9
Administrator expense	88	313	—
General and administrative expenses	78	221	13
Total expenses	$7,479	$14,308	$457
Management fees waived	(244)	(541)	(5)
Net expenses	$7,235	$13,767	$452
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $2,508 and $4,218 for the three and nine months ended June 30, 2024, respectively, which was primarily driven by net unrealized appreciation on debt investments.
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
During the three and nine months ended June 30, 2024, we recorded aggregate net realized gains (losses) of $4 and $56, respectively.
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
For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents of $40,854. During that period, $335,054 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $375,908, due primarily from $155,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as lender, $153,000 of proceeds from the issuance of common units and $88,408 of net proceeds from secured borrowings, partially offset by $20,100 of distributions paid to unitholders.
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
As of June 30, 2024, we had $177,933 of cash and cash equivalents, portfolio investments (at fair value) of $464,197, $2,220 of interest receivable, $20,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $230,000 of borrowings outstanding under the Subscription Facility.
As of September 30, 2023, we had $137,079 of cash and cash equivalents, portfolio investments (at fair value) of $106,794, $263 of interest receivable, $50,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $75,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $100,344 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of June 30, 2024	Weighted average debt outstanding for the nine months ended June 30, 2024	Maximum debt outstanding for the nine months ended June 30, 2024
Subscription Facility	$75,000	$230,000	$89,215	$240,000
Secured Borrowings	—	88,408	57,230	178,693
Total debt	$75,000	$318,408	$146,445

	Payments due by period as of June 30, 2024
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$230,000	$230,000	$—	$—
Interest due on Subscription Facility	4,382	4,382	—	—
Secured borrowings	88,408	88,408	—	—
Interest due on secured borrowings	1,257	1,257	—	—
Total	$324,047	$324,047	$—	$—

Equity Activity
During the nine months ended June 30, 2024, we issued and sold 7,530,432 units at an aggregate purchase price of $153,000. As of June 30, 2024, we issued and sold 15,835,861 units since inception at an aggregate purchase price of $319,300 to investors, which represented approximately 25% of total committed capital.
For the period from June 8, 2023 (commencement of operations) to June 30, 2023, we issued and sold 5,115,000 units at an aggregate purchase price of $102,300 to investors and we commenced operations.
Distributions
The following table reflects the distributions that we paid on our units during the nine months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
May 9, 2024	June 15, 2024	June 28, 2024	$8,100
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of June 30, 2024, we had $318,408 in senior securities and our asset coverage was 201.44%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of June 30, 2024, the Subscription Facility provides for borrowings of up to $250,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maximum size of Subscription Facility may be increased to $400,000 pursuant to an “accordion” feature. The maturity date of the Subscription Facility is September 26, 2024. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.45% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.45% per annum, (b) the Federal Funds Rate plus 1.95% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.45% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of June 30, 2024, we had $230,000 outstanding under the Subscription Facility, which had a fair value of $230,000. As of September 30, 2023, we had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.92% for the nine months ended June 30, 2024. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $3,996 and $6,441, respectively, related to the Subscription Facility.

Secured Borrowings
As of June 30, 2024, we had $88,408 of secured borrowings outstanding. As of September 30, 2023, we had no secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 8.53% for the nine months ended June 30, 2024. We recorded $1,682 and $3,736 of interest expense, respectively, in connection with secured borrowings for the three and nine months ended June 30, 2024. Our secured borrowings bore interest at a weighted average rate of 8.60% for the period from June 8, 2023 (commencement of operations) to June 30, 2023. We recorded $9 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to June 30, 2023.
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
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute (or be deemed distribute) to our unitholders, for each tax year, at least 90% of our “investment company taxable income” (as defined in the Code) for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular U.S. corporate income tax rates, and elect to treat such gains as deemed distributions to unitholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
Recent Developments
Distribution Declaration

On August 8, 2024, our board of directors declared a distribution of $7,200, payable in cash on September 30, 2024 to unitholders of record as of September 16, 2024.

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
As of June 30, 2024 and September 30, 2023, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of June 30, 2024 and September 30, 2023 was as follows:

	June 30, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$40,966	8.94%	$—	—%
>0% and <1%	273,938	59.72	45,758	42.84
1%	143,768	31.34	27,636	25.88
>1%	—	—	33,400	31.28
Total	$458,672	100.00%	$106,794	100.00%

Based on our Statement of Assets and Liabilities as of June 30, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$11,636	$(5,750)	$5,886
200	9,309	(4,600)	4,709
150	6,982	(3,450)	3,532
100	4,655	(2,300)	2,355
50	2,327	(1,150)	1,177

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(2,327)	$1,150	$(1,177)
100	(4,655)	2,300	(2,355)
150	(6,982)	3,450	(3,532)
200	(9,309)	4,600	(4,709)
250	(11,636)	5,750	(5,886)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
SOFR
30 day	$214,129	$230,000	$28,428	$75,000
90 day	251,390	—	81,266	—
Fixed rate	—	88,408	—	—
Total	$465,519	$318,408	$109,694	$75,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2024 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended June 30, 2024, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: August 12, 2024