Form 10-K
period 2024-09-30
Oaktree Gardens OLP, LLC
filed 2024-12-19
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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

As of March 31, 2024, there was no established public market for the registrant's common units.

The registrant had 17,718,214 common units outstanding as of December 17, 2024.

OAKTREE GARDENS OLP, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

PART I

Item 1. Business

Oaktree Gardens OLP, LLC (together with its subsidiaries where applicable, the "Company", which may also be referred to as "we," "us" or "our") is a closed-end management investment company primarily focused on lending to large private equity-owned companies. On May 5, 2023, we elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"). We have elected to be treated, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

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

Our Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) by and between our Adviser and us.

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Oaktree Capital Management, L.P. (“OCM”), a leading global investment management firm headquartered in Los Angeles, California focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of the Adviser and its affiliates have been investing together for over 35 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2024, Oaktree (together with its affiliates) had over $205 billion of assets under management1. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, real estate, convertible securities, listed equities and multi-strategy solutions.

Oaktree’s primary firm-wide goal is to achieve attractive returns while bearing less-than-commensurate risk. Oaktree believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.

Oaktree believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed Oaktree to attract and retain a talented group of investment professionals (the “Investment Professionals”) as well as accounting, valuation, legal, compliance and other administrative professionals. Second, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. OCM aims to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all of OCM’s investment professionals share in a discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of the Adviser and its affiliates and the individual employee’s performance and level of responsibility.

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

Oaktree Senior Executives
The current senior executives of Oaktree are Howard Marks, Bruce Karsh, Robert O'Leary, Armen Panossian, Todd Molz, John Frank and Sheldon Stone. The original founders formed Oaktree in April 1995 after having managed funds in the high yield bond, distressed debt, private equity and convertible securities areas of Trust Company of the West for approximately 10 years. The senior executives have led the investment of clients’ funds in the consistent, risk-controlled manner called for by Oaktree’s philosophy, generally resulting in what Oaktree believes to be an impressive track record, reduced risk and satisfied clients.

Oaktree’s Professionals
Oaktree is dedicated to highly professional management in a limited number of specialized investment niches. As of September 30, 2024, Oaktree had more than 1,200 professionals in 21 cities and 17 countries, including a deep and broad credit platform drawing from more than 350 highly experienced investment professionals with significant origination, structuring and underwriting experience. Specifically, the Private Credit group that is responsible for implementing our investment strategy consists of a deep and experienced team of Investment Professionals led by Armen Panossian, our Chief Executive Officer and Co-Chief Investment Officer, who focus on the investment strategy employed by the Adviser and certain of its affiliates.

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

Brookfield Transaction
The Adviser is under common control with OCG. On September 30, 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") completed the acquisition of up to 62% of the business of OCG, which, together with certain related transactions, resulted in Brookfield owning a majority economic interest in Oaktree’s business. Oaktree operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100-year history and over $1 trillion of assets under management (inclusive of Oaktree) as of September 30, 2024 across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. OCG’s founders, senior management and current and former employee-unitholders of OCG are able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.

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

Our Administrator
We have entered into an administration agreement (the “Administration Agreement”) with Oaktree Fund Administration, LLC (the "Administrator"), a wholly owned subsidiary of OCM. The principal executive offices of our Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, our Administrator provides services to us, and we reimburse our Administrator for costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.

Investment Approach
Our investment objective is to generate current income and long-term capital appreciation. We primarily focus on private lending opportunities to large private equity-owned companies. The Adviser believes that these large private equity-owned companies have two key characteristics that benefit lenders: (1) they tend to be more diversified with greater scale, which enables them to withstand economic cycles better than smaller companies, and (2) they tend to be backed by larger, well-established, disciplined private equity firms with larger teams and access to significant amounts of capital.

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

On October 18, 2017, OCM received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions thereof (the “Exemptive Relief”). Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and that satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser. In addition, on December 15, 2020, the Adviser and certain of its affiliates received a modified exemptive order that allows Oaktree proprietary accounts to participate in co-investment transactions subject to certain conditions and on September 11, 2024, we, the Adviser and certain of its affiliates received a further modified exemptive order that allows us to participate in follow-on investments with private funds that were not already invested in the issuer.

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
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting. At such time as we are neither an emerging growth company nor a non-accelerated filer, our independent registered public accounting firm will be required to audit our internal control over financial reporting. We intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Foregoing the attestation requirement may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Oaktree’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Oaktree’s business and operations, which includes the Adviser, and thereby could impact us. Moreover, a recession, slowdown and/or sustained downturn in the U.S. or global economy (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of our portfolio companies to perform under or refinance their existing obligations, and impair our ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a particular portfolio company’s capital structure.

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

Even before the COVID-19 pandemic, world financial markets were continuing to experience extraordinary market conditions, including, among other things, bank failures, extreme losses and volatility in securities markets and the failure of credit markets to function. In reaction to these events, regulators and monetary authorities in the United States and several other countries undertook unprecedented regulatory and monetary actions, and regulators in the United States and many other jurisdictions continue to consider and implement measures to stabilize U.S. and global financial markets. However, despite these efforts, U.S. and global financial markets remain volatile. We may be adversely affected by the foregoing events or by similar or other events in the future. In the longer term, there may be significant new regulations that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of continued severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, preserving the value of our assets, generating positive investment returns or effectively managing risks.

The current state of global credit markets, coupled with the threat of a double-dip recession, may affect the value of our investments. Further disruption and deterioration of the global debt markets (particularly the U.S. debt markets) or a significant rise in market perception of counterparty default risk would be likely to significantly reduce investor demand for, and liquidity of, all securities. Oaktree itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets may affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could generate realized losses in, and lose anticipated profits from, any affected investments.

Recent developments in global financial markets have illustrated that the current environment is one of uncertainty for financial services companies. The existence of such events has had, and the continuation or worsening of any such events, or other events, may have or continue to have, a material adverse effect on the availability of credit to businesses generally and may lead to further overall weakening of the U.S. and global economies. Any resulting economic downturn could adversely affect the financial resources of our investments, which in turn may adversely affect or restrict our ability to sell or liquidate investments at favorable times or at favorable prices or which otherwise may have an adverse impact on our activities and operations, restrict our investment activities and/or impede our ability to effectively achieve our investment objective. In addition, new regulations may be issued in response to economic or political developments that could limit our activities and investment opportunities.

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

Recent developments in the banking sector could materially affect the success of our activities and investments.

Recent insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”) have caused uncertainty and fear of instability in the global financial system generally. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions – in particular smaller and/or regional banks – to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or our portfolio companies) that have assets in excess of the amount insured by governmental agencies on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis.

There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers (the foregoing, together with banks, each, a “Financial Institution”)), may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, Oaktree, us and/or our portfolio companies may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such bank or other Financial Institution Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. Distress Events could also impact the ability of Oaktree, us and/or portfolio companies to access hedging, loan servicing, monitoring, compliance (including compliance with anti-money laundering and related laws and regulations), administration, intermediation or other services, either permanently or for an extended period of time.

In addition, in the event that a Financial Institution that provides credit facilities and/or other financing to us, any of our affiliates, and/or one or more of our portfolio companies closes or experiences any other Distress Event, there can be no assurance that such Financial Institution will honor its obligations to provide such financing or that we or such portfolio company will be able to secure replacement financing or credit accommodations at all or on similar terms, or be able to do so without suffering delays or incurring losses or significant additional expenses. Similarly, if a Distress Event leads to a loss of access to a Financial Institution’s other services (in addition to financing and other credit accommodations), it is also possible that we or our portfolio companies will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). We and our portfolio companies are subject to similar risks if a Financial Institution utilized by our investors or by suppliers, vendors, brokers, dealers, custodians, loan and portfolio servicers, hedging and other service providers or other counterparties of us or our portfolio companies becomes subject to a Distress Event, which could have a material adverse effect on us. We, our affiliates, and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of our respective assets with a particular Financial Institution (including in connection with a credit facility or other financing transaction). Accordingly, although each of Oaktree and us seeks to do business with Financial Institutions that it believes are creditworthy and capable of fulfilling their respective obligations, there can be no expectation that any of the foregoing, or any of their respective affiliates or portfolio companies will establish banking relationships or financial arrangements with multiple Financial Institutions or maintain account balances at or below the relevant insured amounts with respect to any Financial Institution.

Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other Financial Institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our portfolio companies or our respective financial performance.

The ongoing conflict between Russia and Ukraine could materially affect the success of our activities and investments.

In 2022, the Russian military commenced a full-scale invasion of Russia’s forces into Ukraine. In response, the United States, United Kingdom, the European Union and other countries have imposed significant sanctions targeting the Russian financial system, petroleum sector and extractive industries, heavy manufacturing, and other sectors. These and other jurisdictions have also imposed prohibitions on most new investment in Russia, prohibitions on trade in many Russian securities, and prohibitions on the provision of a number of services to certain sectors of the Russian economy. Since the invasion, the sanctions and export controls landscape has been and is likely to continue to be dynamic. Russia’s invasion of Ukraine, the resulting displacement of persons both within Ukraine and to neighboring countries and the increasing international sanctions could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. Furthermore, given the ongoing and evolving nature of the conflict between the two nations and its ongoing escalation (including with respect to the use of nuclear weapons and cyberwarfare against military and civilian targets globally), it is difficult to predict the conflict’s ultimate impact on global economic and market conditions, and, as a result, the situation presents material uncertainty and risk with respect to us and the performance of its investments or operations, and our ability to achieve our investment objectives.

The ongoing conflict between Israel and Hamas could materially affect the success of our activities and investments.

On October 7, 2023, Hamas (an organization which governs Gaza and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations) committed a terrorist attack within Israel (the “October 7 Attacks”). As of the date hereof, Israel and Hamas remain in active armed conflict. The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict and, as a result, present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve our investment objectives. For example, the armed conflict may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran, Yemen and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7 Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

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

Legal, tax and regulatory changes could occur that may adversely affect us at any time. The legal, tax and regulatory environment for funds that invest in alternative investments is evolving, and changes in the regulation and market perception of such funds, including changes to existing laws and regulations and interpretations thereof and increased criticism of the private equity and alternative asset industry by some politicians, regulators and market commentators, may adversely affect our ability to pursue our investment strategy, our ability to obtain leverage and financing and the value of investments we hold. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions (including Europe). It is impossible to predict what, if any, changes may be instituted with respect to the regulations applicable to us, Oaktree, our respective affiliates, the markets in which we and they trade and invest, our unitholders or the counterparties with which we and they do business, or what effect such legislation or regulations might have. There can be no assurance that we, Oaktree or our respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict our ability to implement our investment strategy could have a material adverse impact on our portfolio. To the extent that we or our investments are or may become subject to regulation by various agencies in the United States, Europe (including the United Kingdom (“UK”)) or other countries, the costs of compliance will be borne by us.

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

There are significant and persistent concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro to function as a single currency given the diverse economic and political circumstances in individual Eurozone countries. The risks and prevalent concerns about a credit crisis in Europe could have a detrimental impact on global economic recovery, as well as on sovereign and non-sovereign debt in the Eurozone countries. There can be no assurance that the market disruptions in Europe will not spread to other countries, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected countries and markets in Europe or elsewhere. These and other concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro entirely. Should the Euro dissolve entirely, the legal and contractual consequences with respect to us and our investments in Europe could be determined by laws in effect at such time. These potential developments could negatively impact our ability to make investments in Europe, the value of our investments in Europe and the general availability and cost of financing permitted investments.

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

Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Oaktree and us and/or our portfolio companies.

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

We are subject to risks associated with respect to ESG matters.

Oaktree has established an ESG Policy, which the Adviser intends to apply to our investments as applicable, consistent with and subject to applicable fiduciary duties and any legal, regulatory or contractual requirements. Depending on the investment, ESG factors could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material ESG factors is subjective by nature, Oaktree may be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Although Oaktree views the consideration of ESG to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its ESG program, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party ESG advisor engages with portfolio investments on ESG-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party ESG advisor will depend on the Adviser’s or any relevant third-

party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of ESG factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. ESG factors, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by us, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. The Adviser does not intend to independently verify certain of the ESG information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any ESG reporting will be provided in the Adviser’s sole discretion.

In addition, Oaktree’s ESG Policy and associated procedures and practices are expected to change over time. Oaktree is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its ESG initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to ESG risk and opportunity management, whether with respect to one or more individual investments or to our portfolio generally. ESG-related statements, initiatives and goals as described in this annual report on Form 10-K with respect to our investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to the SFDR.

Further, ESG integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s ESG Policy does not represent a universally recognized standard for assessing ESG considerations. Any ESG-related initiatives to which Oaktree is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.

Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, which has escalated scrutiny of certain practices and initiatives related to diversity, equity, and inclusion (“DEI”). Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in Oaktree facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in us.

There is growing regulatory interest across jurisdictions, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers identify and manage financially material ESG risks as well as how they define and measure ESG performance, in order to allow investors to better understand and validate sustainability-related claims. Compliance with regulations concerning asset managers’ sustainability and ESG disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject the Adviser or us to additional compliance burdens, costs, and/or enforcement risks, or impact our ability to deliver on our investment strategy. Oaktree cannot guarantee that its current approach to ESG (including the ESG Policy) will meet future regulatory requirements.

The SEC established a Climate and ESG Enforcement Task Force in March 2021. On May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors, which rules are not in final form and therefore it cannot be determined how they may affect us.

We, Oaktree and/or our portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters (collectively, “Sustainability Disclosure Laws”). For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings; these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. In the Fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other ESG topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

We, Oaktree and/or our portfolio companies may be subject to laws and regulations requiring due diligence processes and internal compliance systems in relation to a range of human rights and environmental matters (collectively, “Sustainability Due Diligence Laws”). For example, a number of jurisdictions have passed or proposed mandatory due diligence requirements in relation to forced labor and human rights matters across corporate groups and supply chains. Compliance with Sustainability Due Diligence Laws may require the development or update of internal compliance and enterprise risk management policies and related procedures; assigning board and/or management oversight as well as day-to-day operational responsibility for in-scope human rights and environmental matters; implementation of periodic compliance risk assessments; updates to contractual frameworks and agreements; the development of preventative and/or corrective action plans; changes to purchasing, design, and distribution practices, where relevant; and the development or update of notification mechanisms and complaints procedures. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.

There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with other asset managers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks, including the Green Loan, Social Loan, and/or Sustainability-Linked Loan Principles published by the Loan Market Association, Loan Syndications and Trading Association, and the Asia Pacific Loan Market Association (together, the “Principles”). Furthermore, to the extent any of such financing arrangement is considered to be aligned with any relevant Principles at origination by us, there is no guarantee that such financing will maintain alignment with the Principles over the relevant term. Any declassification and/or deviation with the applicable Principles may expose us and/or Oaktree to certain investigations, claims, and/or allegations, which may lead to increased costs and/or result in adverse consequences for certain investors with sustainability-aligned portfolio mandates.

We are subject to risks associated with inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the United States, have recently seen increased levels of inflation, and persistently high levels of inflation could have a material and adverse impact on our investments and our financial condition and results of operations. For example, if a portfolio company were unable to increase its revenue while the cost of relevant inputs were increasing, the company’s profitability would likely suffer. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own. Moreover, increasing inflation will also impact currencies and can lead to significant currency fluctuations. This has recently resulted in a strengthening of the U.S. dollar vis-à-vis many other currencies but there can be no assurances that such trends will continue and/or that this trend will not reverse such that the U.S. dollar is weakened vis-à-vis other currencies. There can be no assurance that high rates of inflation will not have a material adverse effect on our investments.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas ("GHG") emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions). Oaktree cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

Regulation of derivatives transactions in the United States and other jurisdictions may have a negative impact on the performance of our investments.

Title VII of the Dodd-Frank Act establishes a general framework for systemic regulation that has imposed and will impose mandatory clearing, exchange trading and margin requirements on many over-the counter derivatives transactions. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers” and “security-based swap dealers” that are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, a large number of which have been implemented. This regulatory framework has significantly increased the costs of entering into derivatives transactions for end-users of derivatives, such as us. In particular, new margin requirements and capital charges, even when not directly applicable to us, have increased the pricing of derivatives we transact in. New exchange trading, trade reporting requirements and position limits may lead to changes in the liquidity of derivative transactions, or higher pricing.

In addition to U.S. laws and regulations relating to derivatives, certain non-U.S. regulatory authorities have passed or proposed, or may propose in the future, legislation similar to that imposed by the Dodd-Frank Act. For example, EU legislation imposes position limits on certain commodity transactions, and the European Market Infrastructure Regulation (Regulation (EU) No 648/2012) (“EMIR”) requires reporting of derivatives and various risk mitigation techniques to be applied to derivatives entered into by parties that are subject to EMIR. Certain entities may be required to clear certain derivatives and may be subject to initial and variation margin requirements with respect to their non-cleared derivatives, under EMIR and its subordinate legislation. These EU regulatory changes have impacted or will impact, directly or indirectly, a broad range of counterparties, both outside and within the EU, and are understood to have increased, and are expected to potentially increase, our cost of transacting derivatives (particularly with banks and other dealers directly subject to such regulations).

In addition, the regulatory and tax environment for derivative instruments and funds is evolving, and changes in the regulation or taxation of certain derivative instruments or funds may adversely affect the value of certain derivatives instruments or securities held and certain derivatives contracts we enter into and our ability to pursue our investment strategies. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have a material negative impact on our investment performance.

Other similar regulations are developing throughout the globe and may increase our cost of pursuing our activities even if not directly binding on us.

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

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where Oaktree or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, Oaktree may be obligated to comply with certain anti-boycott laws and regulations that prevent Oaktree and us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. Oaktree’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject Oaktree or us to fines, penalties, and adverse legal and reputational consequences.

In some countries, there is a greater acceptance than in the United States and the UK of government involvement in commercial activities and of activities constituting corruption in the United States and the UK. Certain countries, including the United States and the UK, have laws prohibiting governmental, commercial, and private bribery. We and Oaktree are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“UK Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations to which we are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio companies to obtain or retain business.

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

Because certain purchases, sales, securities lending, derivatives and other transactions in which we will engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non-U.S. securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. Such risks may differ materially from those entailed in exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that the Adviser’s monitoring activities will be sufficient to adequately control counterparty risk.

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

We may engage the services of qualified environmental consultants as necessary to assess the environmental condition of property which may be or is an investment. Nevertheless, we or a company in which we invest may be considered an owner or operator of properties on or in which asbestos or other hazardous or toxic substances exist and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and costs of injuries to persons and property. These costs can be substantially in excess of the value of the property. The presence of environmental contamination, pollutants or other hazardous or toxic substances on or emanating from a property (whether known at the time of acquisition or not) could also result in personal injury (and associated liability) to persons on or in the vicinity of the property and persons removing such materials, future or continuing property damage (which may adversely affect property value) or claims by third parties, including as a result of exposure to or damage from such materials through the spread of contaminants.

Environmental laws, regulations and regulatory initiatives play a significant role in the energy and utility industries and can have a substantial impact on investments in this industry. For example, global initiatives to minimize pollution have played a major role in the increase in demand for gas and alternative energy sources, creating numerous new investment opportunities.

Conversely, required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. The energy and utility industries will continue to face considerable oversight from environmental regulatory authorities. We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements. There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio companies or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and there can be no assurance that portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of portfolio companies could also result in material personal injury or property damage claims, which could have an adverse effect on our performance.

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

Our investment program is comprised of investments in loans or other debt instruments, focused on direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of investment transactions as fraudulent conveyances or preferential payments under relevant creditors’ rights and bankruptcy laws or the subordination of claims under so-called “equitable subordination” common law principles, (b) so-called lender-liability claims by the issuer of the obligations and (c) environmental liabilities that may arise with respect to collateral securing the obligations. In analyzing each loan or other debt instrument, we will compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, its affiliates and certain other individuals, will be borne by us.

Loans or other debt instruments made or otherwise acquired by us may become non-performing following their origination or acquisition for a wide variety of reasons. Such non-performing loans or debt instruments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a loan, including lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to conclude. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, staying the foreclosure action and further delaying the foreclosure process.

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

We may invest in transactions on an expedited basis.

Investment analyses and decisions by Oaktree may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to Oaktree at the time of making an investment decision may be limited, and Oaktree may not have access to detailed information regarding the underlying asset. Therefore, no assurance can be given that Oaktree will have knowledge of all circumstances that may adversely affect an investment. In addition, Oaktree expects to rely upon certain independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants, and we may incur liability as a result of such consultants’ actions.

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

On September 26, 2023, we entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation, as lender. Capital calls, including those used to pay interest and principal on Subscription Facility and any other indebtedness we may have in the future, may be “batched” together into larger, less frequent capital calls, with our interim capital needs being satisfied by our borrowing money from the Subscription Facility or such other indebtedness. In particular, our capital needs during the fundraising period may be met through drawdowns from the Subscription Facility rather than capital calls. The interest expense and other costs of any such borrowings will be our expenses and, accordingly, decrease our net returns. The use of a Subscription Facility may present conflicts of interest because the use of such a facility may result in a higher reported internal rate of return on the investment than if the facility had not been utilized and instead the applicable unitholders’ capital had been contributed at the inception of the investment. The costs and expenses of any such borrowings will be borne by us, which would be expected to diminish net cash on cash returns. Subject to any limitations in the LLC Agreement, the use of the Subscription Facility by us is within the Adviser’s discretion.

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

As of September 30, 2024, we had $367.0 million of outstanding indebtedness under the Subscription Facility and $52.8 million of secured borrowings outstanding. These debt instruments require periodic payments of interest. As of September 30, 2024, our borrowings bore interest at a weighted average interest rate of 7.26% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2024 total assets of at least 3.89%. If we are unable to meet the financial obligations under the Subscription Facility, the lenders under such facility will have a superior claim to our assets over our unitholders.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to unitholders	-29.89%	-19.13%	-8.37%	2.40%	13.16%

For purposes of this table, we have assumed $784.1 million in total assets (less all liabilities and indebtedness not represented by senior securities), $419.8 million in debt outstanding, $364.3 million in net assets as of September 30, 2024, and a weighted average interest rate of 7.26% as of September 30, 2024 (exclusive of deferred financing costs). Actual interest payments may be different.

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

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Many of the investments targeted by us potentially will be appropriate for certain Other Oaktree Funds, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. In particular, we will be part of Oaktree’s Private Credit strategy, which is a combination of Oaktree’s Strategic Credit, U.S. Private Debt and European Private Debt

strategies. Many of the investments targeted by us may be appropriate for Other Oaktree Funds within those strategies. Our unitholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest”. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, management fees, carried interest or incentive fees and liquidity provisions may differ significantly between us and the Other Oaktree Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

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

In addition, we may make investments in different parts of the capital structure of companies in which Other Oaktree Funds already hold an investment. Generally speaking, the Adviser expects that we will make such investments only when, at the time of investment, the Adviser believes that (a) such investment is in our best interests and (b)(i) the possibility of actual adversity between us, on the one hand, and the Other Oaktree Fund, on the other hand, is remote, (ii) either the potential investment by us or the investment of such Other Oaktree Fund is not large enough to control any actions taken by the collective holders of securities of such company or asset or (iii) in light of the particular circumstances, Oaktree determines in its discretion and in good faith that such investment is appropriate for us, notwithstanding the potential for conflict. If any conflict were to arise, however, the Adviser will be permitted to take certain actions that, in the absence of such conflict, it would not take, such as causing us to remain passive, investing in the same class of securities to align interests, divesting investments or taking other actions to reduce adversity, which may have the effect of benefiting certain Other Oaktree Funds, and not us. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. The Adviser will have no obligation to advise these other holders of any potential claims they may have of which the Adviser may be aware or to consider their interests when advocating on behalf of the Other Oaktree Funds that hold investments in lower parts of the capital structure.

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

Oaktree has long-term relationships with a significant number of companies and their respective senior management. Oaktree also has relationships with numerous investors, including institutional investors and their senior management. The existence and development of these relationships has the potential to influence whether or not the Adviser undertakes a particular investment on our behalf and, if so, the form and level of such investment. Similarly, the Adviser may take the existence and development of such relationships into consideration in its management of us and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser will not employ on our behalf in light of these relationships.

Other services provided by broker-dealers and financing sources to Oaktree may influence the Adviser’s selection of these service providers on our behalf.

Conflicts of interest will potentially exist with respect to the Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker-Dealers”) and financing sources for the execution of transactions by us. When engaging the services of Broker-Dealers and financing sources, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker-Dealer, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Broker-Dealers and financing sources may provide other services that are beneficial to the Adviser, Oaktree and their affiliates but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services and research-related services. These other services and items may influence the Adviser’s selection of Broker-Dealers and financing sources.

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

On October 18, 2017, OCM received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and that satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser. In addition, on December 15, 2020, the Adviser and certain of its affiliates received a modified exemptive order that allows Oaktree proprietary accounts to participate in co-investment transactions subject to certain conditions and, on September 11, 2024, we, the Adviser and certain of its affiliates received a further modified exemptive order that allows us to participate in follow-on investments with private funds that are not already invested in the issuer.

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

In addition, Oaktree and the Investment Team currently manage, and in the future are expected to manage additional assets for one or more advisory clients through a separate account or similar arrangement employing an investment strategy investing in parallel with, or similar to, our strategy. Such arrangements potentially will afford those clients different terms than us. Advisory clients that have been granted additional access to portfolio information or enhanced transparency may be able to make investment decisions based on information and at times not generally available to other investors, including unitholders. Any such investment decisions made by these advisory clients on the basis of such information, including any substantial withdrawals or redemptions, could adversely affect the market value of our portfolio and therefore the value of the units.

Oaktree personnel work on matters related to Other Oaktree Funds.

The Adviser will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, Oaktree personnel will work on matters related to Other Oaktree Funds and other Oaktree managed strategies, including providing transaction-related, legal, management and other services to Other Oaktree Funds and portfolio companies. Conflicts may arise in the allocation of personnel among us and such other funds and strategies. As a result, Oaktree personnel will work on other projects, and conflicts may therefore arise in the allocation of personnel among us and such other projects. For example, certain members of the Investment Team are contractually required to, and will, devote substantial portions of their business time to the management and operation of the Other Oaktree Funds.

We may realize different investment returns than Other Oaktree Funds.

We and Other Oaktree Funds have the potential to make investments at different times and/or on different terms or exit any of such investments at different times and/or on different terms compared to such investment made on behalf of us. In addition, we likely will not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such Other Oaktree Funds. This likely will result in differences in price, investment terms, leverage and associated costs between us and any Other Oaktree Funds. Therefore, we may realize different investment returns than such Other Oaktree Funds, with respect to any investment made alongside some or all of such entities. Oaktree shall have sole discretion in determining what investments we will be offered to pursue. As a result, there is no guarantee that we will be offered the opportunity to invest in any particular investments or type of investments alongside any Other Oaktree Funds. The terms, conditions and the time of investment and disposition of investments held by us may be materially different from those of any such Other Oaktree Funds.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We rely on the cybersecurity strategy and policies implemented by Oaktree. Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall risk management processes and focuses on the corporate information technology environment. The audit committee of the board of directors of Brookfield Oaktree Holdings, LLC oversees Oaktree’s cybersecurity program. The cybersecurity team briefs the audit committee of Brookfield Oaktree Holdings, LLC on the effectiveness of Oaktree’s cyber risk management program. The Internal Audit team also shares the results of its annual cybersecurity audits with the audit committee of Brookfield Oaktree Holdings, LLC.

The underlying controls of the cyber risk management program are designed to meet Oaktree’s business requirements, security risks and organization profile, and leverages many elements of the National Institute of Standards and Technology Cybersecurity Framework and the International Organization Standardization 27001 Information Security Management System Requirements. The Internal Audit team conducts an annual internal audit of the Company’s cyber risk management program utilizing the services of a third-party provider. Additionally, Oaktree hires a third party provider to conduct an annual penetration test of Oaktree's systems. Oaktree has developed and implemented controls and processes to oversee and manage its engagements with third-party vendors. These procedures encompass pre-engagement due diligence efforts and the ongoing monitoring of the third-party vendors that are considered to be high-risk. Although these controls and processes are designed to mitigate risks associated with third-party engagements, they do not guarantee the elimination of all potential risks. The effectiveness of these controls and processes is dependent on a variety of factors, some of which are outside Oaktree’s and our control.

A third party Managed Security Service Provider manages Oaktree’s Security Operations Center to provide 24/7 monitoring of its global systems and to coordinate the investigation of alerts of potential security incidents. Alerts are then escalated to the Oaktree Cybersecurity team for investigation and remediation, if necessary. Cyber partners are a key part of Oaktree’s cybersecurity infrastructure. Oaktree partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Oaktree engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Oaktree’s environment. A Managing Director in Oaktree’s information technology department heads Oaktree’s cybersecurity team. This individual reports to Oaktree’s Chief Information Officer. and is responsible for assessing and managing Oaktree’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of collective experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public and private sources, including external consultants engaged by Oaktree.

The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 30 years in managing global IT operations in a wide range of areas, including cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.

Our board of directors oversees our cybersecurity program and receives quarterly updates from the cybersecurity team on matters including Oaktree’s cyber risk management program (and risks to us related to cybersecurity) and updates to the cybersecurity program, including active and recently completed initiatives.

We and Oaktree face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition or results of operations. We and Oaktree have experienced, and will continue to experience, cyber incidents in the normal course of its business. However, we are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or are reasonably likely to materially affect, our business, financial condition or results of operations. See “Risk Factors – Market, Legal and Regulatory Risks – We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.”

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
Holders
As of December 17, 2024, there was one holder of record of our units.
Distributions
We intend to continue making quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law and the terms of the LLC Agreement. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest and dividends earned on our investments, although distributions to unitholders may also include a return of capital.
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

Item 6. [Reserved]
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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, an elevated (but decreasing) interest rate environment, and geopolitical events on all of the foregoing.

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.
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

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain including ongoing conflict in the Middle East and signs of an economic slowdown outside the United States. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

We are unable to predict the full effects of these macroeconomic events or how they might evolve. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.

Against this backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies.
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
The fair value of our investments as of September 30, 2024 and September 30, 2023 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of September 30, 2024, we held $575,225 of investments at fair value, up from $106,794 held at September 30, 2023, primarily driven by new investment purchases during the year ended September 30, 2024.
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
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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
As of September 30, 2024 and September 30, 2023, there were no investments on non-accrual status.

Portfolio Composition

As of September 30, 2024, the fair value of our investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of September 30, 2023, the fair value of our investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of September 30, 2024 and September 30, 2023, all of our debt investments were floating rate loans. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of September 30, 2024 and September 30, 2023, all of our investments were in the U.S.
As of September 30, 2024 and September 30, 2023, our investment portfolio consisted of the following:

	September 30, 2024	September 30, 2023
Cost:
Senior secured debt	99.11%	100.00%
Preferred equity	0.89%	—
Total	100.00%	100.00%

	September 30, 2024	September 30, 2023
Fair Value:
Senior secured debt	99.00%	100.00%
Preferred equity	1.00%	—
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2024	September 30, 2023
Fair Value:
Application Software	28.21%	53.28%
Health Care Services	16.55%	15.44%
Diversified Support Services	11.89%	—%
Communications Equipment	10.64%	—%
Packaged Foods & Meats	7.51%	—%
Insurance Brokers	6.93%	—%
Construction Machinery & Heavy Transportation Equipment	5.64%	—%
Health Care Technology	4.71%	—%
Aerospace & Defense	4.49%	—%
Financial Exchanges & Data	3.43%	—%
Other Specialty Retail	—%	31.28%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2024 and September 30, 2023 in our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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

Comparison of fiscal year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023
Investment Income
Total investment income for the year ended September 30, 2024 was $47,337 and consisted of $46,506 of interest income (including $1,057 of PIK interest income) primarily from portfolio investments and $831 of fee income primarily driven by prepayment fees. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of September 30, 2024, the weighted average yield on our debt investments was 10.9%.
Total investment income for the period from June 8, 2023 (commencement of operations) to September 30, 2023 was $3,722 and consisted of $3,704 of interest income primarily from portfolio investments and $18 of fee income. Based on fair value as of September 30, 2023, the weighted average yield on our debt investments was 12.3%.
Expenses
Net expenses for the year ended September 30, 2024 were $21,413, up significantly from $1,426 for the period from June 8, 2023 (commencement of operations) to September 30, 2023, which was primarily driven by a larger investment portfolio attributable to new capital raised from the issuance of common units and an increase in borrowings outstanding. Net expenses consisted of the following:

	For the fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Expenses:
Base management fee	$3,616	$220
Professional fees	916	305
Directors fees	475	296
Organization expenses	5	78
Amortization of deferred offering costs	233	113
Interest expense	16,252	271
Administrator expense	410	69
General and administrative expenses	353	126
Total expenses	$22,260	$1,478
Management fees waived	(847)	(52)
Net expenses	$21,413	$1,426
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $5,602 for the year ended September 30, 2024, which was primarily driven by net unrealized appreciation on debt investments, partially offset by unrealized depreciation on foreign currency forward contracts.
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
During the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, we recorded aggregate net realized gains (losses) of $57 and ($56), respectively.
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
For the year ended September 30, 2024, we experienced a net increase in cash and cash equivalents of $70,265. During the year, $436,544 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $506,809, due primarily from $292,000 of net borrowings under the Subscription Facility, $191,400 of proceeds from the issuance of common units and $52,764 of net proceeds from secured borrowings, partially offset by $27,300 of distributions paid to unitholders.
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
As of September 30, 2024, we had $207,344 of cash and cash equivalents, portfolio investments (at fair value) of $575,225, $2,861 of interest receivable, $70,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $367,000 of borrowings outstanding under the Subscription Facility.
As of September 30, 2023, we had $137,079 of cash and cash equivalents, portfolio investments (at fair value) of $106,794, $263 of interest receivable, $50,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $75,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $131,834 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2023	Debt Outstanding as of September 30, 2024	Weighted average debt outstanding for the fiscal year ended September 30, 2024	Maximum debt outstanding for the fiscal year ended September 30, 2024
Subscription Facility	$75,000	$367,000	$119,809	$367,000
Secured borrowings	—	52,764	58,613	178,693
Total debt	$75,000	$419,764	$178,422

	Payments due by period as of September 30, 2024
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$367,000	$367,000	$—	$—
Interest due on Subscription Facility	26,230	26,230	—	—
Secured borrowings	52,764	52,764	—	—
Interest due on secured borrowings	897	897	—	—
Total	$446,891	$446,891	$—	$—

Equity Activity
During the year ended September 30, 2024, we issued and sold 9,412,785 units at an aggregate purchase price of $191,400. As of September 30, 2024, we had issued and sold 17,718,214 units since inception at an aggregate purchase price of $357,700, which represented approximately 28% of total committed capital.
For the period from June 8, 2023 (commencement of operations) to September 30, 2023, we issued and sold 8,305,429 units at an aggregate purchase price of $166,300 to investors, which represented approximately 13.0% of total committed capital.
Distributions
The following table reflects the distributions that we paid on our units during the fiscal year ended September 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	5,100
May 9, 2024	June 15, 2024	June 28, 2024	8,100
August 8, 2024	September 16, 2024	September 30, 2024	7,200
Total for the year ended September 30, 2024			$27,300
We did not pay any distributions on our units during the period from June 8, 2023 (commencement of operations) to September 30, 2023.
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of September 30, 2024, we had $419,764 in outstanding senior securities and our asset coverage was 186.79%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of September 30, 2024, the Subscription Facility provides for borrowings of up to $437,500 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of September 30, 2024, we had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. As of September 30, 2023, we had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.87% and 7.75% for the fiscal year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, respectively. For the fiscal year ended September 30, 2024, we recorded interest expense (inclusive of fees) of $11,095 related to the Subscription Facility. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, we recorded interest expense (inclusive of fees) of $145 related to the Subscription Facility.
Secured Borrowings
As of September 30, 2024, we had $52,764 of secured borrowings outstanding. As of September 30, 2023, we had no secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 8.80% for the fiscal year ended September 30, 2024. We recorded $5,157 of interest expense in connection with secured borrowings for the fiscal year ended September 30, 2024. Our secured borrowings bore interest at a weighted average rate of 8.60% for the period from June 8, 2023 (commencement of operations) to September 30, 2023. We recorded $126 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to September 30, 2023.
Regulated Investment Company Status and Distributions
We intend to continue to make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest earned on our investments, although distributions to unitholders may also include a return of capital.
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
Recent Developments
Distribution Declaration

On December 17, 2024, our board of directors declared a distribution of $11,000, payable in cash on December 27, 2024 to unitholders of record as of December 16, 2024.

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
As of September 30, 2024 and September 30, 2023, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 2.00%. The composition of our floating rate debt investments by interest rate floor as of September 30, 2024 and September 30, 2023 was as follows:

	September 30, 2024		September 30, 2023
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$40,933	7.19%	$—	—%
>0% and <1%	380,018	66.73	45,758	42.84
1%	148,527	26.08	27,636	25.88
>1%	—	—	33,400	31.28
Total	$569,478	100.00%	$106,794	100.00%

Based on our Statements of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$14,396	$(9,175)	$5,221
200	11,516	(7,340)	4,176
150	8,637	(5,505)	3,132
100	5,758	(3,670)	2,088
50	2,879	(1,835)	1,044

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(2,879)	$1,835	$(1,044)
100	(5,758)	3,670	(2,088)
150	(8,637)	5,505	(3,132)
200	(11,516)	7,340	(4,176)
250	(14,396)	9,175	(5,221)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2024 and September 30, 2023:

	September 30, 2024		September 30, 2023
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
SOFR
30 day	$269,699	$367,000	$28,428	$75,000
90 day	306,120	—	81,266	—
Fixed rate	—	52,764	—	—
Total	$575,819	$419,764	$109,694	$75,000

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)	77
Consolidated Statements of Assets and Liabilities as of September 30, 2024 and September 30, 2023	78
Consolidated Statements of Operations for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	79
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	80
Consolidated Statements of Cash Flows for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	81
Consolidated Schedule of Investments as of September 30, 2024	82
Consolidated Schedule of Investments as of September 30, 2023	84
Notes to Consolidated Financial Statements	85

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Oaktree Gardens OLP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Gardens OLP, LLC (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the fiscal year ended September 30, 2024, and for the period from June 8, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the fiscal year ended September 30, 2024, and for the period from June 8, 2023 (commencement of operations) to September 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2024 and 2023 by correspondence with the custodians, syndication agents, underlying investees and others; when replies were not received from syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Los Angeles, CA
December 18, 2024

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	September 30, 2024	September 30, 2023
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2024: $569,556; cost September 30, 2023: $106,781)	$575,225	$106,794
Cash and cash equivalents	207,344	137,079
Interest receivable	2,861	263
Deferred financing costs	1,518	854
Deferred offering costs	—	232
Derivative assets at fair value	—	55
Other assets	125	112
Total assets	$787,073	$245,389
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$402	$409
Base management fee payable	1,002	168
Due to affiliates	1,076	1,137
Interest payable	419	67
Director fees payable	119	—
Secured borrowings	52,764	—
Credit facility payable	367,000	75,000
Total liabilities	422,782	76,781
Commitments and contingencies (Note 11)
Net assets:
Common units (17,718 and 8,305 units issued and outstanding as of September 30, 2024 and September 30, 2023, respectively)	357,700	166,300
Accumulated earnings	6,591	2,308
Total net assets (equivalent to $20.56 and $20.30 per common unit as of September 30, 2024 and September 30, 2023, respectively) (Note 10)	364,291	168,608
Total liabilities and net assets	$787,073	$245,389

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Interest income:
Non-control/Non-affiliate investments	$43,292	$3,307
Interest on cash and cash equivalents	2,157	397
Total interest income	45,449	3,704
PIK interest income:
Non-control/Non-affiliate investments	1,057	—
Total PIK interest income	1,057	—
Fee income:
Non-control/Non-affiliate investments	831	18
Total fee income	831	18
Total investment income	47,337	3,722
Expenses:
Base management fee	3,616	220
Professional fees	916	305
Directors fees	475	296
Organization expenses	5	78
Amortization of deferred offering costs	233	113
Interest expense	16,252	271
Administrator expense	410	69
General and administrative expenses	353	126
Total expenses	22,260	1,478
Management fees waived	(847)	(52)
Net expenses	21,413	1,426
Net investment income	25,924	2,296
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	5,657	13
Foreign currency forward contracts	(55)	55
Net unrealized appreciation (depreciation)	5,602	68
Realized gains (losses):
Non-control/Non-affiliate investments	3	(56)
Foreign currency forward contracts	54	—
Net realized gains (losses)	57	(56)
Net realized and unrealized gains (losses)	5,659	12
Net increase (decrease) in net assets resulting from operations	$31,583	$2,308
Net investment income per common unit — basic and diluted	$2.17	$0.48
Earnings (loss) per common unit — basic and diluted (Note 5)	$2.64	$0.49
Weighted average common units outstanding — basic and diluted	11,966	4,753

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)

	Fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Operations:
Net investment income	$25,924	$2,296
Net unrealized appreciation (depreciation)	5,602	68
Net realized gains (losses)	57	(56)
Net increase (decrease) in net assets resulting from operations	31,583	2,308
Unit transactions:
Issuance of common units	191,400	166,300
Distributions to unitholders	(27,300)	—
Net increase (decrease) from unit transactions	164,100	166,300
Total increase (decrease) in net assets	195,683	168,608
Net assets at beginning of period	168,608	—
Net assets at end of period	$364,291	$168,608
Net asset value per common unit	$20.56	$20.30
Common units outstanding at end of period	17,718	8,305

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$31,583	$2,308
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(5,602)	(68)
Net realized (gains) losses	(57)	56
PIK interest income	(1,057)	—
Accretion of original issue discount on investments	(1,928)	(97)
Amortization of deferred financing costs	1,391	78
Amortization of deferred offering costs	233	113
Purchases of investments	(507,776)	(108,567)
Proceeds from the sales and repayments of investments	48,043	1,885
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,598)	(263)
(Increase) decrease in other assets	(13)	(112)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7)	(137)
Increase (decrease) in base management fee payable	834	168
Increase (decrease) in due to affiliates	(61)	1,137
Increase (decrease) in interest payable	352	67
Increase (decrease) in director fees payable	119	—
Net cash used in operating activities	(436,544)	(103,432)
Financing activities:
Distributions paid in cash	(27,300)	—
Borrowings under credit facility	672,000	75,000
Repayments of borrowings under credit facility	(380,000)	—
Borrowings of secured borrowings	247,619	37,115
Repayments of secured borrowings	(194,855)	(37,115)
Proceeds from the issuance of common units	191,400	166,300
Deferred financing costs paid	(2,055)	(732)
Net cash provided by financing activities	506,809	240,568
Effect of exchange rate changes on foreign currency	—	(57)
Net increase (decrease) in cash and cash equivalents	70,265	137,079
Cash and cash equivalents, beginning of period	137,079	—
Cash and cash equivalents, end of period	$207,344	$137,079
Supplemental information:
Cash paid for interest	$14,509	$126
Non-cash financing activities:
Deferred offering costs incurred	1	345
Deferred financing costs incurred	—	200
Reconciliation to the Statements of Assets and Liabilities	September 30, 2024	September 30, 2023
Cash and cash equivalents	$207,344	$137,079
Total cash and cash equivalents	$207,344	$137,079

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(5)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.10%		12/5/2030		$40,937	$40,038	$40,933	(4)(6)
AmSpec Parent LLC	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%			12/5/2030		—	(74)	—	(4)(6)(7)
AmSpec Parent LLC	Diversified Support Services	First Lien Revolver	SOFR+	5.50%			12/5/2029		—	(120)	—	(4)(6)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.50%	8.10%	3.50%	4/12/2030		18,325	17,909	18,131	(4)(6)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	6.00%			4/12/2030		—	(47)	(22)	(4)(6)(7)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.67%		7/10/2030		28,215	27,633	28,215	(4)(6)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(61)	—	(4)(6)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.33%		7/2/2031		21,779	21,670	21,679	(4)(6)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	10.30%		7/2/2031		2,134	2,115	2,122	(4)(6)(7)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(11)	(10)	(4)(6)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		9/30/2030		29,884	29,245	29,630	(4)(6)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.35%		9/30/2030		7,545	7,469	7,481	(4)(6)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(69)	(28)	(4)(6)(7)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	11.35%		1/25/2030		13,557	13,317	13,461	(4)(6)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(23)	(9)	(4)(6)(7)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	10.08%		8/25/2028		40,444	40,049	40,040	(4)(6)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/28/2028		—	(140)	(137)	(4)(6)(7)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/28/2028		—	(52)	(54)	(4)(6)(7)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.85%		6/3/2030		17,277	16,950	16,973	(4)(6)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(29)	(26)	(4)(6)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.85%		6/3/2030		2,880	2,822	2,832	(4)(6)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(33)	(29)	(4)(6)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.56%		2/28/2031		41,706	41,081	41,706	(4)(6)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%			2/28/2031		—	(26)	—	(4)(6)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(71)	—	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%	11.06%		11/12/2030		27,102	26,695	27,102	(4)(6)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.00%			11/12/2030		—	(52)	—	(4)(6)(7)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.00%			11/9/2029		—	(33)	—	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	10.08%		6/10/2030		8,388	8,282	8,261	(4)(6)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.85%		6/10/2030		16,863	16,520	16,863	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.85%		6/10/2030		6,371	6,212	6,371	(4)(6)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029		—	(67)	—	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.85%		11/15/2030		59,782	58,737	58,258	(4)(6)(9)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(122)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(134)	(200)	(4)(6)(7)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		5,081	5,747	(6)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	10.10%		9/20/2030		44,123	43,313	43,281	(4)(6)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(85)	(88)	(4)(6)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.60%		4/19/2029		62,328	61,194	61,306	(4)(6)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(128)	(116)	(4)(6)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.86%		2/13/2031		32,390	31,801	32,390	(4)(6)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(64)	—	(4)(6)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	10.85%		2/13/2030		74	(28)	35	(4)(6)(7)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2024
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal	Cost	Fair Value	Notes
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.35%		9/10/2031		$26,092	$25,833	$25,836	(4)(6)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.35%		9/10/2031		40	40	25	(4)(6)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	10.10%		9/10/2031		1,613	1,580	1,580	(4)(6)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.39%	4.13%	11/28/2029		24,795	24,278	24,649	(4)(6)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	8.39%	4.13%	11/29/2029		1,175	1,175	1,175	(4)(6)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(57)	(16)	(4)(6)(7)
Total Non-Control/Non-Affiliate Investments (157.9% of net assets)										$569,556	$575,225
Cash and Cash Equivalents
U.S. Treasury Bills										$169,533	$169,533
Other cash accounts										37,811	37,811
Cash and Cash Equivalents (56.9% of net assets)										$207,344	$207,344
Total Portfolio Investments, Cash and Cash Equivalents (214.8% of net assets)										$776,900	$782,569

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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.85% and the 90-day SOFR at 4.59%. As of September 30, 2024, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(6)As of September 30, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(7)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(8)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, qualifying assets represented 97.5% of the Company's total assets.
(9)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of September 30, 2024.

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

Fair Value Measurements:
The Adviser, as the valuation designee of our Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of September 30, 2024 and September 30, 2023 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Derivative Instruments:
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded within derivative assets or derivative liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2024 and September 30, 2023, there were no investments on non-accrual status.
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Organization and Offering Costs:
Costs associated with the organization of the Company are expensed as incurred. Costs associated with the offering of the units are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a 12-month period from incurrence.
For the fiscal year ended September 30, 2024, the Company incurred organization costs of $5. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred organization costs of $78. As of September 30, 2024 and September 30, 2023, zero and $232, respectively, of offering costs were capitalized on the Consolidated Statements of Assets and Liabilities. For the fiscal year ended September 30, 2024, the Company amortized offering costs of $233. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company amortized offering costs of $113.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur any U.S. federal excise tax for calendar year 2023. The Company does not expect to incur any U.S. federal excise tax for calendar year 2024.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax year 2023.
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
Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2024, the fair value of the Company's investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of September 30, 2023, the fair value of the Company's investment portfolio was $106,794 and was composed of investments in four portfolio companies. As of September 30, 2024 and September 30, 2023, all of the Company's debt investments were floating rate loans. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. As of September 30, 2024 and September 30, 2023, all of the Company's investments were in the U.S.
The composition of the Company's investments as of September 30, 2024 and September 30, 2023 at cost and fair value was as follows:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$564,475	99.11%	$106,781	100.00%
Preferred equity	5,081	0.89%	—	—
Total	$569,556	100.00%	$106,781	100.00%

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$569,478	99.00%	156.32%	$106,794	100.00%	63.34%
Preferred equity	5,747	1.00%	1.58%	—	—	—
Total	$575,225	100.00%	157.90%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2024 and September 30, 2023 was as follows:

	September 30, 2024		September 30, 2023
Cost:		% of Total Investments		% of Total Investments
Application Software	$160,131	28.11%	$56,937	53.32%
Health Care Services	94,552	16.60%	16,466	15.42%
Diversified Support Services	67,297	11.82%	—	—%
Communications Equipment	61,066	10.72%	—	—%
Packaged Foods & Meats	43,228	7.59%	—	—%
Insurance Brokers	39,857	7.00%	—	—%
Construction Machinery & Heavy Transportation Equipment	31,709	5.57%	—	—%
Health Care Technology	26,610	4.67%	—	—%
Aerospace & Defense	25,396	4.46%	—	—%
Financial Exchanges & Data	19,710	3.46%	—	—%
Other Specialty Retail	—	—%	33,378	31.26%
Total	$569,556	100.00%	$106,781	100.00%

	September 30, 2024			September 30, 2023
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$162,356	28.21%	44.56%	$56,910	53.28%	33.75%
Health Care Services	95,178	16.55%	26.13%	16,484	15.44%	9.78%
Diversified Support Services	68,374	11.89%	18.77%	—	—%	—%
Communications Equipment	61,190	10.64%	16.80%	—	—%	—%
Packaged Foods & Meats	43,193	7.51%	11.86%	—	—%	—%
Insurance Brokers	39,849	6.93%	10.94%	—	—%	—%
Construction Machinery & Heavy Transportation Equipment	32,425	5.64%	8.90%	—	—%	—%
Health Care Technology	27,102	4.71%	7.44%	—	—%	—%
Aerospace & Defense	25,808	4.49%	7.08%	—	—%	—%
Financial Exchanges & Data	19,750	3.43%	5.42%	—	—%	—%
Other Specialty Retail	—	—%	—%	33,400	31.28%	19.81%
Total	$575,225	100.00%	157.90%	$106,794	100.00%	63.34%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2024 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$569,478	$569,478
Preferred equity	—	—	5,747	5,747
Total investments at fair value	—	—	575,225	575,225
Cash equivalents	169,533	—	—	169,533
Total assets at fair value	$169,533	$—	$575,225	$744,758
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2023 to September 30, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2023	$106,794	$—	$106,794
Purchases	502,695	5,081	507,776
Sales and repayments	(47,992)	—	(47,992)
Capitalized PIK interest income	1,057	—	1,057
Accretion of OID	1,928	—	1,928
Net unrealized appreciation (depreciation)	4,993	666	5,659
Net realized gains (losses)	3	—	3
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the year ended September 30, 2024	$5,013	$666	$5,679

The following table provides a roll-forward of the changes in fair value from June 8, 2023 (commencement of operations) to September 30, 2023 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

Senior Secured Debt
Purchases	$108,567
Sales and repayments	(1,885)
Accretion of OID	97
Net unrealized appreciation (depreciation)	13
Net realized gains (losses)	2
Fair value as of September 30, 2023	$106,794
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2023 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the period from June 8, 2023 (commencement of operations) to September 30, 2023	13

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$569,478	Market Yield	Market Yield	(b)	8.0%	-	11.0%	9.4%
Preferred equity	5,747	Market Yield	Market Yield	(b)	16.0%	-	18.0%	17.0%
Total	$575,225
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
The principal values of the Company's credit facilities payable approximate fair value due to their variable interest rates and are included in Level 3 of the hierarchy. The principal values of the Company's secured borrowings approximate fair value due to the short-term maturity.

Note 4. Fee Income
For the fiscal year ended September 30, 2024, the Company recorded total fee income of $831, of which $8 was recurring in nature. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded total fee income of $18, of which $4 was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023:

(Unit amounts in thousands)	Year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$31,583	$2,308
Weighted average common units outstanding — basic and diluted	11,966	4,753
Earnings (loss) per common unit — basic and diluted	$2.64	$0.49
Changes in Net Assets
The following table presents the changes in net assets for the period from June 8, 2023 (commencement of operations) to September 30, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Issuance of common units	$166,300	$—	$166,300
Net investment income	—	2,296	2,296
Net unrealized appreciation (depreciation)	—	68	68
Net realized gains (losses)	—	(56)	(56)
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	191,400	—	191,400
Distributions to unitholders	—	(27,300)	(27,300)
Net investment income	—	25,924	25,924
Net unrealized appreciation (depreciation)	—	5,602	5,602
Net realized gains (losses)	—	57	57
Balance at September 30, 2024	$357,700	$6,591	$364,291

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Capital Activity
During the year ended September 30, 2024, the Company issued and sold 9,412,785 units at an aggregate purchase price of $191,400. As of September 30, 2024, the Company had issued and sold 17,718,214 units since inception at an aggregate purchase price of $357,700, which represented approximately 28% of total committed capital.
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
For income tax purposes, the Company has reported its distributions for the 2023 calendar year as ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2023 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.
The following table reflects the distributions that the Company has paid on its units during the year ended September 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	5,100
May 9, 2024	June 15, 2024	June 28, 2024	8,100
August 8, 2024	September 16, 2024	September 30, 2024	7,200
Total for the year ended September 30, 2024			$27,300
Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of September 30, 2024, the Subscription Facility provided for borrowings of up to $437,500 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
As of September 30, 2024, the Company had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. As of September 30, 2023, the Company had $75,000 outstanding under the Subscription Facility, which had a fair value of $75,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.87% and 7.75% for the fiscal year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, respectively. For the fiscal year ended September 30, 2024, the Company recorded interest expense (inclusive of fees) of $11,095 related to the Subscription Facility. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded interest expense (inclusive of fees) of $145 related to the Subscription Facility.

Secured Borrowings

As of September 30, 2024, the Company had $52,764 of secured borrowings outstanding. As of September 30, 2023, the Company had no secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 8.80% for the fiscal year ended September 30, 2024. The Company recorded $5,157 of interest expense, in connection with secured borrowings for the fiscal year ended September 30, 2024. The Company's secured borrowings bore interest at a weighted average rate of 8.60% for the period from June 8, 2023 (commencement of operations) to September 30, 2023. The Company recorded $126 of interest expense in connection with secured borrowings for the period from June 8, 2023 (commencement of operations) to September 30, 2023.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Net increase (decrease) in net assets resulting from operations	$31,583	$2,308
Net unrealized (appreciation) depreciation	(5,602)	(68)
Other book/tax differences	164	241
Taxable income (1)	$26,145	$2,481
__________________
(1)The Company's taxable income for the year ended September 30, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2024. The final taxable income may be different than the estimate.
As of September 30, 2024, the components of accumulated earnings on a tax basis were as follows:

Undistributed ordinary loss, net	$(60)
Net realized capital gains	1,387
Unrealized gains, net	5,264
Accumulated earnings	$6,591
The aggregate cost of investments for U.S. federal income tax purposes was $569.7 million as of September 30, 2024. As of September 30, 2024, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $6.4 million. As of September 30, 2024, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $1.1 million. Net unrealized appreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $5.3 million.

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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the fiscal year ended September 30, 2024, the Company incurred $3,616 of management fees, of which $847 were irrevocably waived by the Adviser. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred $220 of management fees, of which $52 were irrevocably waived by the Adviser.

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

For the fiscal year ended September 30, 2024, the Company incurred $527 of expenses under the Administration Agreement, of which $410 was included in administrator expense and $117 was included in general and administrative

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
expense. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred $149 of expenses under the Administration Agreement, of which $68 was included in administrator expense, $13 was included in general and administrative expense and $68 was included as organization and offering costs. As of September 30, 2024 and September 30, 2023, $1,076 and $1,137, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.
Note 10. Financial Highlights

	For the fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Net asset value at beginning of period	$20.30	$—
Capital contributions	—	20.00
Net investment income (1)	2.17	0.48
Net unrealized appreciation (depreciation) (1)	0.53	(0.17)
Net realized gains (losses) (1)	—	(0.01)
Distributions of net investment income to unitholders	(2.44)	—
Net asset value at end of period	$20.56	$20.30
Total return (2)	14.00%	1.50%
Common units outstanding at beginning of period	8,305,429	2,555,000
Common units outstanding at end of period	17,718,214	8,305,429
Initial capital contribution	$—	$51,100
Net assets at beginning of period	$168,608	$—
Net assets at end of period	$364,291	$168,608
Average net assets (3)	$246,204	$96,167
Ratio of net investment income to average net assets (4)	10.53%	2.39%
Ratio of total expenses to average net assets (4)	9.04%	1.54%
Ratio of net expenses to average net assets (4)	8.70%	1.48%
Ratio of portfolio turnover to average investments at fair value (4)	13.53%	3.60%
Weighted average outstanding debt	$178,422	$8,897
Average debt per unit (1)	$14.91	$1.87
Asset coverage ratio (5)	186.79%	324.81%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the fiscal year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the period from June 8, 2023 (commencement of operations) to September 30, 2023 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $419,764 and $75,000 as of September 30, 2024 and September 30, 2023, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2024 and September 30, 2023, off-balance sheet arrangements consisted of $131,834 and $23,773, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by portfolio company as of September 30, 2024 and September 30, 2023 is shown in the table below:

	September 30, 2024	September 30, 2023
Integrity Marketing Acquisition, LLC	$33,983	$—
PetVet Care Centers, LLC	15,712	—
AmSpec Parent LLC	11,489	—
Next Holdco, LLC	9,606	—
Monotype Imaging Holdings Inc.	8,710	—
OneOncology, LLC	7,793	9,794
Sorenson Communications, LLC	7,063	—
Truck-Lite Co., LLC	7,003	—
Everbridge, Inc.	5,488	—
Protein For Pets Opco, LLC	4,608	—
Minotaur Acquisition, Inc.	4,608	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
USIC Holdings, Inc.	3,205	—
WP CPP Holdings, LLC	2,653	—
Centralsquare Technologies, LLC	2,051	—
Icefall Parent, Inc.	1,291	—
MND Holdings III Corp	—	7,408
	$131,834	$23,773

Note 12. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2024, except as discussed below:
Distribution Declaration

On December 17, 2024, the board of directors declared a distribution of $11,000, payable in cash on December 27, 2024 to unitholders of record as of December 16, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended September 30, 2024, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Under the LLC Agreement, each director holds office until his or her death, resignation, removal or disqualification.
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since
Interested Director
Armen Panossian	48	Chair, Chief Executive Officer and Co-Chief Investment Officer	2023

Independent Directors
Jay Ferguson	58	Director	2023
Allison Keller	60	Director	2023
Steven Mosko	68	Director	2023

The address for each of our directors is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Biographical Information of Directors
Our directors have been divided into two groups—an interested director and independent directors.
Interested Director
Armen Panossian. Mr. Panossian has served as a member of our board of directors and our Chief Executive Officer since inception, Chief Investment Officer from inception to November 2024 and Co-Chief Investment Officer since November 2024. Mr. Panossian is Co-Chief Executive Officer of Oaktree, where he is primarily focused on overseeing the organization and performance of Oaktree's investment teams, and Head of Performing Credit at OCM, where his responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, private credit, convertibles, structured credit and emerging markets debt strategies. He also serves as a portfolio manager within the Global Private Debt and Global Credit strategies. Mr. Panossian has served as Chief Executive Officer and Chief Investment Officer for OCSL and OSCF since September 2019 and December 2021, respectively. Additionally, Mr. Panossian served as Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation, a publicly traded BDC (“OCSI”), from September 2019 to March 2021, and of Oaktree Strategic Income II, Inc., a private BDC (“OSI II”), from September 2019 until January 2023. Mr. Panossian joined OCM in 2007 as a senior member of its Global Opportunities group. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined OCM from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.

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
Allison Keller. Ms. Keller has served as a member of our board of directors since February 2023. She was also a member of the board of directors of OSI II and served as the Chair of its Audit Committee from July 2018 until January 2023. Ms. Keller has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. Since 2007, Ms. Keller has been the Executive Director and Chief Financial Officer of the W.M. Keck Foundation, a foundation focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs, and also served as President since December 2024. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.
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

Executive Officers Who Are Not Directors
Information regarding executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Executive Officers
Mathew Pendo	61	President	2023
Raghav Khanna	41	Co-Chief Investment Officer	2024
Christopher McKown	43	Chief Financial Officer and Treasurer	2023
Ashley Pak	46	Compliance Officer	2023
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
Raghav Khanna. Mr. Khanna has served as our Co-Chief Investment Officer since November 2024. Mr. Khanna is a managing director within Oaktree’s Global Private Debt strategy where he is a co-portfolio manager for its Strategic Credit platform and an investment committee member for its Direct Lending platform. He first joined Oaktree in 2012 as a member of the Global Opportunities group before becoming a founding member of the Strategic Credit strategy in 2014. Prior to joining Oaktree, Mr. Khanna was an investment professional at the Carlyle Group focusing on buyout opportunities in the financial services space and an analyst at Goldman Sachs. Mr. Khanna received a B.S. degree in electrical engineering and economics from Yale University and an M.B.A. from the Stanford Graduate School of Business.
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
We do not have any retirement or pension plans or any compensation plans under which our equity securities would be authorized for issuance.
The following table sets forth compensation of the Company’s directors for the fiscal year September 30, 2024:

	Total Compensation from the Company	Total Compensation from the Fund Complex
Name
Interested Directors:
Armen Panossian	$—	$—
Independent Directors:
Jay Ferguson	$150,000	$257,750
Allison Keller	$175,000	$282,750
Steven Mosko	$150,000	$257,750

(1)	The “Fund Complex” consists of the Company, OSCF and OCSL.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 17, 2024, the beneficial ownership information of each of our current directors, as well as our executive officers, each person known to us to beneficially own 5% or more of the outstanding common units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 17,718,214 common units outstanding as of December 17, 2024.
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

Name	Number of Common Units Owned Beneficially	Percentage of Common Units Outstanding
Interested Director:
Armen Panossian	—	—
Independent Directors:
Jay Ferguson	—	—
Allison Keller	—	—
Steve Mosko	—	—
Executive Officers (who are not directors):
Christopher McKown	—	—
Raghav Khanna	—	—
Ashley Pak	—	—
Mathew Pendo	—	—
All Executive Officers and Directors as a Group	—	—
5% Holders
Oaktree Gardens OLP SPV, L.P. (1)	17,718,214	100%

(1)	The address of Oaktree Gardens OLP SPV, L.P. is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

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

Item 14. Principal Accounting Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for the fiscal year ended September 30, 2024 and the fiscal period ended September 30, 2023:

	2024	2023
Audit Fees	$230,000	$92,500
Audit-Related Fees	$—	$—
Aggregate Non-Audit Fees:
Tax Fees	$28,000	$—
All Other Fees	—	—
Total Aggregate Non-Audit Fees	$28,000	$—
Total Fees	$258,000	$92,500

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

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal year ended September 30, 2024 were $10,869,686. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Assets and Liabilities as of September 30, 2024 and September 30, 2023	78
Consolidated Statements of Operations for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	79
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	80
Consolidated Statements of Cash Flows for the year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	81
Consolidated Schedule of Investments as of September 30, 2024	82
Consolidated Schedule of Investments as of September 30, 2023	84
Notes to Consolidated Financial Statements	85

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File no. 000-56548), filed on December 20, 2023).
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.3	Custody Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.4	Revolving Credit Agreement, dated September 26, 2023, by and among Oaktree Gardens OLP, LLC, as initial borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P., as initial guarantor, Oaktree OLPG GP, L.P., as general partner, Oaktree OLPG GP Ltd., as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on October 2, 2023).
10.5	Lender Joinder Agreement, dated as of March 12, 2024, by and among Oversea-Chinese Banking Corporation Limited, New York Agency, as subsequent lender, Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and a lender, and Oaktree Gardens OLP, LLC, as initial borrower (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File no. 000-56548), filed on May 14, 2024).
10.6	First Amendment and Lender Joinder to Revolving Credit Agreement, dated as of August 15, 2024, by and among Oaktree Gardens OLP, LLC, as initial borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P., as initial guarantor, Oaktree OLPG GP, L.P., as general partner, Oaktree OLPG GP Ltd., as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on August 20, 2024).
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K (File no. 000-56548), filed on December 20, 2023).
19	Securities Trading Policy (incorporated by reference to Exhibit 19 of the Registrant’s Annual Report on Form 10-K (File no. 000-56548), filed on December 20, 2023).
21	Subsidiaries of Registrant and jurisdiction of incorporation/organization: Gardens Coinvest, LLC – Delaware.
24*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE GARDENS OLP, LLC

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Co-Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer

Date: December 18, 2024

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as they themself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Co-Chief Investment Officer (principal executive officer)	December 18, 2024

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 18, 2024

/s/ Jay Ferguson Jay Ferguson	Director	December 18, 2024

/s/ Allison Keller Allison Keller	Director	December 18, 2024

/s/ Steve Mosko Steve Mosko	Director	December 18, 2024