Form 10-Q
period 2024-12-31
Oaktree Gardens OLP, LLC
filed 2025-02-12
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

The registrant had 22,076,191 common units outstanding as of February 10, 2025.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I

Item 1. Consolidated Financial Statements

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	December 31, 2024 (unaudited)	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2024: $693,001; cost September 30, 2024: $569,556)	$699,317	$575,225
Cash and cash equivalents	187,971	207,344
Interest receivable	3,989	2,861
Deferred financing costs	1,104	1,518
Derivative assets at fair value	118	—
Other assets	100	125
Total assets	$892,599	$787,073
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$398	$402
Base management fee payable	1,230	1,002
Due to affiliates	865	1,076
Interest payable	576	419
Director fees payable	75	119
Secured borrowings	53,039	52,764
Credit facility payable	382,000	367,000
Total liabilities	438,183	422,782
Commitments and contingencies (Note 12)
Net assets:
Common units (22,076 and 17,718 units issued and outstanding as of December 31, 2024 and September 30, 2024, respectively)	447,300	357,700
Accumulated earnings	7,116	6,591
Total net assets (equivalent to $20.58 and $20.56 per common unit as of December 31, 2024 and September 30, 2024, respectively) (Note 10)	454,416	364,291
Total liabilities and net assets	$892,599	$787,073

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Interest income:
Non-control/Non-affiliate investments	$18,336	$5,923
Interest on cash and cash equivalents	1,168	641
Total interest income	19,504	6,564
PIK interest income:
Non-control/Non-affiliate investments	436	—
Total PIK interest income	436	—
Fee income:
Non-control/Non-affiliate investments	424	3
Total fee income	424	3
Total investment income	20,364	6,567
Expenses:
Base management fee	1,606	475
Professional fees	311	108
Directors fees	119	119
Organization expenses	—	5
Amortization of deferred offering costs	—	87
Interest expense	7,592	1,700
Administrator expense	89	87
General and administrative expenses	160	66
Total expenses	9,877	2,647
Management fees waived	(376)	(111)
Net expenses	9,501	2,536
Net investment income	10,863	4,031
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	660	1,038
Foreign currency forward contracts	118	(54)
Net unrealized appreciation (depreciation)	778	984
Realized gains (losses):
Non-control/Non-affiliate investments	(62)	—
Foreign currency forward contracts	(54)	54
Net realized gains (losses)	(116)	54
Net realized and unrealized gains (losses)	662	1,038
Net increase (decrease) in net assets resulting from operations	$11,525	$5,069
Net investment income per common unit — basic and diluted	$0.60	$0.46
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.64	$0.58
Weighted average common units outstanding — basic and diluted	18,097	8,679

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Operations:
Net investment income	$10,863	$4,031
Net unrealized appreciation (depreciation)	778	984
Net realized gains (losses)	(116)	54
Net increase (decrease) in net assets resulting from operations	11,525	5,069
Unit transactions:
Issuance of common units	89,600	63,400
Distributions to unitholders	(11,000)	(6,900)
Net increase (decrease) from unit transactions	78,600	56,500
Total increase (decrease) in net assets	90,125	61,569
Net assets at beginning of period	364,291	168,608
Net assets at end of period	$454,416	$230,177
Net asset value per common unit	$20.58	$20.14
Common units outstanding at end of period	22,076	11,429

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2024	Three months ended December 31, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$11,525	$5,069
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(778)	(984)
Net realized (gains) losses	116	(54)
PIK interest income	(436)	—
Accretion of original issue discount on investments	(1,581)	(173)
Amortization of deferred financing costs	414	226
Amortization of deferred offering costs	—	87
Purchases of investments	(167,563)	(160,263)
Proceeds from the sales and repayments of investments	46,075	758
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliates	—	(536)
(Increase) decrease in interest receivable	(1,128)	(2,231)
(Increase) decrease in other assets	25	43
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4)	(210)
Increase (decrease) in base management fee payable	228	196
Increase (decrease) in due to affiliates	(211)	(107)
Increase (decrease) in interest payable	157	672
Increase (decrease) in director fees payable	(44)	—
Net cash used in operating activities	(113,205)	(157,507)
Financing activities:
Distributions paid in cash	(11,000)	(6,900)
Borrowings under credit facility	85,000	105,000
Repayments of borrowings under credit facility	(70,000)	(75,000)
Borrowings of secured borrowings	276	178,693
Proceeds from the issuance of common units	89,600	63,400
Net cash provided by financing activities	93,876	265,193
Effect of exchange rate changes on foreign currency	(44)	—
Net increase (decrease) in cash and cash equivalents	(19,373)	107,686
Cash and cash equivalents, beginning of period	207,344	137,079
Cash and cash equivalents, end of period	$187,971	$244,765
Supplemental information:
Cash paid for interest	$7,021	$802
Reconciliation to the Statements of Assets and Liabilities	December 31, 2024	September 30, 2024
Cash and cash equivalents	$187,971	$207,344
Total cash and cash equivalents	$187,971	$207,344

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(5)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.36%		12/5/2031		$70,235	$68,845	$68,853	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(148)	(146)	(4)(7)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.25%	3.38%	4/12/2030		18,445	18,049	18,353	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(45)	(10)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.63%		12/18/2031		50,074	49,203	49,198	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(125)	(126)	(4)(7)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.09%		7/10/2030		28,144	27,589	28,144	(4)(7)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(57)	—	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.59%		7/2/2031		21,779	21,670	21,685	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.59%		7/2/2031		2,134	2,115	2,111	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(11)	(9)	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		9/30/2030		29,809	29,198	29,809	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.08%		9/30/2030		7,526	7,451	7,526	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(66)	—	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.41%		10/15/2031		30,668	30,371	30,380	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%			10/15/2031		—	(55)	(53)	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.75%	9.27%		10/15/2031		1,420	1,378	1,380	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.86%		1/25/2030		13,557	13,328	13,557	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(22)	—	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.51%		8/25/2028		42,728	42,360	42,591	(4)(7)(10)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(131)	(84)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(49)	(17)	(4)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.36%		6/3/2030		17,234	16,922	17,061	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(29)	(29)	(4)(7)(8)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.36%		6/3/2030		2,880	2,822	2,851	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(31)	(17)	(4)(7)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.01%		2/28/2031		41,602	40,978	41,602	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	10.02%		2/28/2031		812	780	812	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(67)	—	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%	10.27%		11/12/2030		27,034	26,628	27,034	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.75%			11/12/2030		—	(52)	—	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.75%			11/9/2029		—	(32)	—	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.33%		6/10/2030		12,742	12,593	12,615	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.58%		6/10/2030		16,820	16,494	16,820	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.58%		6/10/2030		6,355	6,196	6,355	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.68%		6/10/2030		8,559	8,457	8,389	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	6.25%			6/11/2029		—	(63)	—	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.36%		11/15/2030		59,632	58,632	58,558	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(141)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(128)	(141)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		5,081	6,015	(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.61%		9/20/2030		44,013	43,238	43,212	(4)(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030		—	(81)	(84)	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.11%		4/19/2029		61,137	60,086	60,208	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(121)	(107)	(4)(7)(8)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2024
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (6)	Cost	Fair Value	Notes
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.27%		2/13/2031		$32,309	$31,744	$32,144	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2031		—	(61)	(18)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%			2/13/2030		—	(60)	(20)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.09%		9/10/2031		26,092	25,843	26,040	(4)(7)(10)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	10.09%		9/10/2031		102	102	99	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.84%		9/10/2031		759	727	739	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	7.84%	4.13%	11/28/2029		24,993	24,503	24,993	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.50%	7.84%	4.13%	11/29/2029		1,185	1,185	1,185	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029		—	(54)	—	(4)(7)(8)
Total Non-Control/Non-Affiliate Investments (153.9% of net assets)										$693,001	$699,317
Cash and Cash Equivalents
U.S. Treasury Bills										$119,703	$119,703
Other cash accounts										68,268	68,268
Cash and Cash Equivalents (41.4% of net assets)										$187,971	$187,971
Total Portfolio Investments, Cash and Cash Equivalents (195.3% of net assets)										$880,972	$887,288

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$8,353	€7,634	2/6/2025	Bank of New York Mellon	$437
Foreign currency forward contract	$(8,241)	€(7,634)	2/6/2025	Bank of New York Mellon	(324)
Foreign currency forward contract	$3,299	£2,545	2/6/2025	Bank of New York Mellon	112
Foreign currency forward contract	$(3,293)	£(2,545)	2/6/2025	Bank of New York Mellon	(107)
					$118

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2024
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
(4)The interest rate on the principal balance outstanding for floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over SOFR based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2024, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.33% and the 90-day SOFR at 4.31%. As of December 31, 2024, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(6)Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any.
(7)As of December 31, 2024, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, qualifying assets represented 97.8% of the Company's total assets.
(10)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of December 31, 2024.

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
(5)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 1. Organization
Oaktree Gardens OLP, LLC (the “Company”) was formed on February 6, 2023 as a Delaware limited liability company. The Company is a closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Oaktree Fund Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the U.S. Investment Advisers Act of 1940, as amended. The Company’s administrator, Oaktree Fund Administration, LLC, a Delaware limited liability company (the “Administrator”), provides the administrative services necessary for the Company’s operations. The Adviser is an entity under common control with Brookfield Oaktree Holdings, LLC ("BOH") (formerly known as Oaktree Capital Group, LLC). In 2019, Brookfield Corporation (formerly known as Brookfield Asset Management, Inc., collectively with its affiliates, "Brookfield") acquired a majority economic interest in BOH. BOH operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.
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

Fair Value Measurements:
The Adviser, as the valuation designee of the Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of December 31, 2024 and September 30, 2024 was determined by the Adviser, as the Company's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
With the exception of the line items entitled "deferred financing costs," "other assets," "secured borrowings" and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "accounts payable, accrued

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
expenses and other liabilities," "base management fee payable," "due to affiliates," "interest payable" and "director fees payable" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2024 and September 30, 2024, there were no investments on non-accrual status.
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
For the three months ended December 31, 2024, the Company did not incur any organization costs. For the three months ended December 31, 2023, the Company incurred organization costs $5. For the three months ended December 31, 2024 and 2023, the Company amortized offering costs of $0 and $87, respectively.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur any U.S. federal excise tax for calendar years 2024 and 2023. The Company does not expect to incur a U.S. federal excise tax for calendar year 2025.
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
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2024, the fair value of the Company's investment portfolio was $699,317 and was composed of investments in 19 portfolio companies. As of September 30, 2024, the fair value of the Company's investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of December 31, 2024 and September 30, 2024, all of the Company's debt investments were floating rate loans. As of December 31, 2024 and September 30, 2024, all of the Company's investments were in the U.S. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
The composition of the Company's investments as of December 31, 2024 and September 30, 2024 at cost and fair value was as follows:

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$687,920	99.27%	$564,475	99.11%
Preferred equity	5,081	0.73%	5,081	0.89%
Total	$693,001	100.00%	$569,556	100.00%

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$693,302	99.14%	152.57%	$569,478	99.00%	156.32%
Preferred equity	6,015	0.86%	1.32%	5,747	1.00%	1.58%
Total	$699,317	100.00%	153.89%	$575,225	100.00%	157.90%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2024 and September 30, 2024 was as follows:

	December 31, 2024		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$160,890	23.22%	$160,131	28.11%
Health Care Services	107,183	15.47%	94,552	16.60%
Specialized Consumer Services	68,697	9.91%	—	—%
Communications Equipment	59,965	8.65%	61,066	10.72%
Life Sciences Tools & Services	49,078	7.08%	—	—%
Packaged Foods & Meats	43,157	6.23%	43,228	7.59%
Insurance Brokers	42,180	6.09%	39,857	7.00%
Building Products	31,694	4.57%	—	—%
Construction Machinery & Heavy Transportation Equipment	31,623	4.56%	31,709	5.57%
Diversified Support Services	26,672	3.85%	67,297	11.82%
Health Care Technology	26,544	3.83%	26,610	4.67%
Aerospace & Defense	25,634	3.70%	25,396	4.46%
Financial Exchanges & Data	19,684	2.84%	19,710	3.46%
Total	$693,001	100.00%	$569,556	100.00%

	December 31, 2024			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$163,580	23.39%	35.99%	$162,356	28.21%	44.56%
Health Care Services	108,470	15.51%	23.87%	95,178	16.55%	26.13%
Specialized Consumer Services	68,712	9.83%	15.12%	—	—%	—%
Communications Equipment	60,101	8.59%	13.23%	61,190	10.64%	16.80%
Life Sciences Tools & Services	49,067	7.02%	10.80%	—	—%	—%
Packaged Foods & Meats	43,128	6.17%	9.49%	43,193	7.51%	11.86%
Insurance Brokers	42,490	6.08%	9.35%	39,849	6.93%	10.94%
Construction Machinery & Heavy Transportation Equipment	32,106	4.59%	7.07%	32,425	5.64%	8.90%
Building Products	31,707	4.53%	6.98%	—	—%	—%
Health Care Technology	27,034	3.87%	5.95%	27,102	4.71%	7.44%
Diversified Support Services	26,878	3.84%	5.91%	68,374	11.89%	18.77%
Aerospace & Defense	26,178	3.74%	5.76%	25,808	4.49%	7.08%
Financial Exchanges & Data	19,866	2.84%	4.37%	19,750	3.43%	5.42%
Total	$699,317	100.00%	153.89%	$575,225	100.00%	157.90%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2024 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$693,302	$693,302
Preferred equity	—	—	6,015	6,015
Total investments at fair value	—	—	699,317	699,317
Derivative assets	—	118	—	118
Cash equivalents	119,703	—	—	119,703
Total assets at fair value	$119,703	$118	$699,317	$819,138
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to December 31, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	167,563	—	167,563
Sales and repayments	(46,135)	—	(46,135)
Capitalized PIK interest income	436	—	436
Accretion of OID	1,581	—	1,581
Net unrealized appreciation (depreciation)	379	268	647
Fair value as of December 31, 2024	$693,302	$6,015	$699,317
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the three months ended December 31, 2024	$1,475	$268	$1,743

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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2024:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$644,230	Market Yield	Market Yield	(b)	9.0%	-	11.0%	9.9%
	49,072	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Preferred equity	6,015	Market Yield	Market Yield	(b)	15.8%	-	17.8%	16.8%
Total	$699,317
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

Note 4. Fee Income
For the three months ended December 31, 2024, the Company recorded total fee income of $424, of which $14 was recurring in nature. For the three months ended December 31, 2023, the Company recorded total fee income of $3, all of which was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2024 and 2023:

(Unit amounts in thousands)	Three months ended December 31, 2024	Three months ended December 31, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$11,525	$5,069
Weighted average common units outstanding — basic and diluted	18,097	8,679
Earnings (loss) per common unit — basic and diluted	$0.64	$0.58
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2024	$357,700	$6,591	$364,291
Issuance of common units	89,600	—	89,600
Distributions to unitholders	—	(11,000)	(11,000)
Net investment income	—	10,863	10,863
Net unrealized appreciation (depreciation)	—	778	778
Net realized gains (losses)	—	(116)	(116)
Balance at December 31, 2024	$447,300	$7,116	$454,416

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
Capital Activity
During the three months ended December 31, 2024, the Company issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of December 31, 2024, the Company had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
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
For income tax purposes, the Company has reported its distributions for the 2024 calendar year as ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2024 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.
The following table reflects the distributions that the Company has paid on its units during the three months ended December 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
The following table reflects the distributions that the Company has paid on its units during the three months ended December 31, 2023:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of December 31, 2024, the Subscription Facility provided for borrowings of up to $437,500 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of December 31, 2024, the Company had $382,000 outstanding under the Subscription Facility, which had a fair value of $382,000. As of September 30, 2024, the Company had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.00% and 7.90% for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024, the Company recorded interest expense (inclusive of fees) of $6,519 related to the Subscription Facility. For the three months ended December 31, 2023, the Company recorded interest expense (inclusive of fees) of $1,268 related to the Subscription Facility.

Secured Borrowings

As of December 31, 2024 and September 30, 2024, the Company had $53,039 and $52,764 of secured borrowings outstanding, respectively. The Company's secured borrowings bore interest at a weighted average rate of 7.55% for the three months ended December 31, 2024. The Company recorded $1,073 of interest expense, in connection with secured borrowings for the three months ended December 31, 2024. The Company's secured borrowings bore interest at a weighted average rate of 8.69% for the three months ended December 31, 2023. The Company recorded $432 of interest expense in connection with secured borrowings for the three months ended December 31, 2023.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2024 and 2023:

	Three months ended December 31, 2024	Three months ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$11,525	$5,069
Net unrealized (appreciation) depreciation	(778)	(984)
Other book/tax differences	118	34
Taxable income (1)	$10,865	$4,119
__________________
(1)The Company's taxable income for the three months ended December 31, 2024 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.
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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three months December 31, 2024, the Company incurred $1,606 of management fees, of which $376 were irrevocably waived by the Adviser. For the three months ended December 31, 2023, the Company incurred $475 of management fees, of which $111 were irrevocably waived by the Adviser.

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

For the three months ended December 31, 2024, the Company incurred $105 of expenses under the Administration Agreement, of which $89 was included in administrator expense and $16 was included in general and administrative expense. For the three months ended December 31, 2023, the Company incurred $104 of expenses under the Administration Agreement, of which $87 was included in administrator expense and $17 was included in general and administrative expense. As of December 31, 2024 and September 30, 2024, $865 and $1,076, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 10. Financial Highlights

	For the three months ended December 31, 2024	For the three months ended December 31, 2023
Net asset value at beginning of period	$20.56	$20.30
Net investment income (1)	0.60	0.46
Net unrealized appreciation (depreciation) (1)	0.05	0.21
Net realized gains (losses) (1)	(0.01)	—
Distributions of net investment income to unitholders	(0.62)	(0.83)
Net asset value at end of period	$20.58	$20.14
Total return (2)	3.12%	3.27%
Common units outstanding at beginning of period	17,718,214	8,305,429
Common units outstanding at end of period	22,076,191	11,428,581
Net assets at beginning of period	$364,291	$168,608
Net assets at end of period	$454,416	$230,177
Average net assets (3)	$376,058	$177,503
Ratio of net investment income to average net assets (4)	2.89%	2.27%
Ratio of total expenses to average net assets (4)	2.63%	1.49%
Ratio of net expenses to average net assets (4)	2.53%	1.43%
Ratio of portfolio turnover to average investments at fair value (4)	7.23%	0.41%
Weighted average outstanding debt	$390,473	$71,311
Average debt per unit (1)	$21.58	$8.22
Asset coverage ratio (5)	204.45%	181.14%

(1)	Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, as it includes the effect of the timing of equity issuances.
(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three months ended December 31, 2024 and 2023 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $435,039 and $283,693 as of December 31, 2024 and 2023, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2024, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2024.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$8,353		€7,634	2/6/2025	$437	$—	Derivative asset
Foreign currency forward contract	$(8,241)		€(7,634)	2/6/2025	—	(324)	Derivative asset
Foreign currency forward contract	$3,299	kr	2,545	2/6/2025	112	—	Derivative asset
Foreign currency forward contract	$(3,293)	kr	(2,545)	2/6/2025	—	(107)	Derivative asset
					$549	$(431)
As of September 30, 2024, the Company did not have any foreign currency forward contracts outstanding.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2024 and September 30, 2024, off-balance sheet arrangements consisted of $150,123 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by portfolio company as of December 31, 2024 and September 30, 2024 is shown in the table below:

	December 31, 2024	September 30, 2024
Integrity Marketing Acquisition, LLC	$31,432	$33,983
PetVet Care Centers, LLC	15,712	15,712
Geo Topco Corporation	14,198	—
OneOncology, LLC	11,868	7,793
Next Holdco, LLC	9,606	9,606
Monotype Imaging Holdings Inc.	7,898	8,710
Creek Parent, Inc.	7,175	—
Sorenson Communications, LLC	7,063	7,063
Truck-Lite Co., LLC	6,999	7,003
AVSC Holding Corp.	6,951	—
Everbridge, Inc.	5,488	5,488
Protein For Pets Opco, LLC	4,608	4,608
Minotaur Acquisition, Inc.	4,608	4,608
USIC Holdings, Inc.	3,997	3,205
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
WP CPP Holdings, LLC	2,653	2,653
Centralsquare Technologies, LLC	2,005	2,051
Icefall Parent, Inc.	1,291	1,291
AmSpec Parent LLC	—	11,489
	$150,123	$131,834

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2024, except as discussed below:
Distribution Declaration

On February 6, 2025, the board of directors declared a distribution of $11,000, payable in cash on March 27, 2025 to unitholders of record as of March 17, 2025.

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended September 30, 2024 and elsewhere in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, inflation and an elevated interest rate environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDC") or regulated investment companies ("RIC"); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Our investment objective is to generate current income and long-term capital appreciation by primarily focusing on private lending opportunities to large private equity-owned companies. We seek to build a diverse portfolio across industries and expect most of our investments to be in the debt of eligible portfolio companies, generally in loans that are $500 million or more to companies with earnings before interest, taxes, depreciation and amortization ("EBITDA") of $100 million or greater. To a lesser extent, we may invest in small- and medium-sized companies, including bespoke, highly negotiated loans, including loans to life sciences companies, and attractive, publicly-traded credits, including opportunistic investments in discounted, high-quality investments that may result from broad market dislocations or specific situational challenges. We intend to focus primarily on first lien secured loans but may occasionally invest in junior instruments.
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
The fair value of our investments as of December 31, 2024 and September 30, 2024 was determined by the Adviser, as our valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of December 31, 2024, we held $699,317 of investments at fair value, up from $575,225 held at September 30, 2024, primarily driven by new investment purchases during the three months ended December 31, 2024.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements. To maintain our status as a RIC, certain income from PIK interest may be required to be distributed (or deemed to be distributed) to our unitholders even though we have not yet collected the cash and may never do so.
As of December 31, 2024 and September 30, 2024, there were no investments on non-accrual status.

Portfolio Composition

As of December 31, 2024, the fair value of our investment portfolio was $699,317 and was composed of investments in 19 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of December 31, 2024 and September 30, 2024, all of our debt investments were floating rate loans. As of December 31, 2024 and September 30, 2024, all of our investments were in the U.S. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
As of December 31, 2024 and September 30, 2024, our investment portfolio consisted of the following:

	December 31, 2024	September 30, 2024
Cost:
Senior secured debt	99.27%	99.11%
Preferred equity	0.73%	0.89%
Total	100.00%	100.00%

	December 31, 2024	September 30, 2024
Fair Value:
Senior secured debt	99.14%	99.00%
Preferred equity	0.86%	1.00%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2024	September 30, 2024
Fair Value:
Application Software	23.39%	28.21%
Health Care Services	15.51%	16.55%
Specialized Consumer Services	9.83%	—%
Communications Equipment	8.59%	10.64%
Life Sciences Tools & Services	7.02%	—%
Packaged Foods & Meats	6.17%	7.51%
Insurance Brokers	6.08%	6.93%
Construction Machinery & Heavy Transportation Equipment	4.59%	5.64%
Building Products	4.53%	—%
Health Care Technology	3.87%	4.71%
Diversified Support Services	3.84%	11.89%
Aerospace & Defense	3.74%	4.49%
Financial Exchanges & Data	2.84%	3.43%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2024 and September 30, 2024 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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

Comparison of the three months ended December 31, 2024 and December 31, 2023
Investment Income
Total investment income for the three months ended December 31, 2024 was $20,364 and consisted of $19,940 of interest income (including $436 of PIK interest income) primarily from portfolio investments and $424 of fee income. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio and higher prepayment fees. Based on fair value as of December 31, 2024, the weighted average yield on our debt investments was 10.3%.
Total investment income for the three months ended December 31, 2023 was $6,567 and consisted of $6,564 of interest income and $3 of fee income primarily from portfolio investments. Based on fair value as of December 31, 2023, the weighted average yield on our debt investments was 11.8%.
Expenses
Net expenses for the three months ended December 31, 2024 were $9,501, up significantly from $2,536 for the three months ended December 31, 2023, which was primarily driven by a larger investment portfolio attributable to new capital raised from the issuance of common units and an increase in borrowings outstanding. Net expenses consisted of the following:

	For the three months ended December 31, 2024	For the three months ended December 31, 2023
Expenses:
Base management fee	$1,606	$475
Professional fees	311	108
Directors fees	119	119
Organization expenses	—	5
Amortization of deferred offering costs	—	87
Interest expense	7,592	1,700
Administrator expense	89	87
General and administrative expenses	160	66
Total expenses	$9,877	$2,647
Management fees waived	(376)	(111)
Net expenses	$9,501	$2,536
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $778 for the three months ended December 31, 2024, which was primarily driven by net unrealized appreciation on debt investments and foreign currency forward contracts.
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
During the three months December 31, 2024 and 2023, we recorded aggregate net realized gains (losses) of $(116) and $54, respectively.
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
For the three months ended December 31, 2024, we experienced a net decrease in cash and cash equivalents of $19,373. During that period, $113,205 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $93,876, due primarily from $15,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, $89,600 of proceeds from the issuance of common units and $276 of net proceeds from secured borrowings, partially offset by $11,000 of distributions paid to unitholders.
For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents of $107,686. During that period, $157,507 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $265,193, due primarily from $178,693 of proceeds from secured borrowings, $63,400 of proceeds from the issuance of common units and $30,000 of net borrowings under the Subscription Facility, partially offset by $6,900 of distributions paid to unitholders.
As of December 31, 2024, we had $187,971 of cash and cash equivalents, portfolio investments (at fair value) of $699,317, $3,989 of interest receivable, $55,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $382,000 of borrowings outstanding under the Subscription Facility.
As of September 30, 2024, we had $207,344 of cash and cash equivalents, portfolio investments (at fair value) of $575,225 $2,861 of interest receivable, $70,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $367,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024 and September 30, 2024, off-balance sheet arrangements consisted of $150,123 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of December 31, 2024	Weighted average debt outstanding for the three months ended December 31, 2024	Maximum debt outstanding for the three months ended December 31, 2024
Subscription Facility	$367,000	$382,000	$337,652	$382,000
Secured borrowings	52,764	53,039	52,821	53,039
Total debt	$419,764	$435,039	$390,473

	Payments due by period as of December 31, 2024
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$382,000	$382,000	$—	$—
Interest due on Subscription Facility	18,928	18,928	—	—
Secured borrowings	53,039	53,039	—	—
Interest due on secured borrowings	801	801	—	—
Total	$454,768	$454,768	$—	$—

Equity Activity
During the three months ended December 31, 2024, we issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of December 31, 2024, we had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
During the three months ended December 31, 2023, the Company issued and sold 3,123,152 units at an aggregate purchase price of $63,400.
Distributions
The following table reflects the distributions that we paid on our units during the three months ended December 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
The following table reflects the distributions that we paid on our units during the three months ended December 31, 2023:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of December 31, 2024, we had $435,039 in outstanding senior securities and our asset coverage was 204.45%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of December 31, 2024, the Subscription Facility provides for borrowings of up to $437,500 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of December 31, 2024, we had $382,000 outstanding under the Subscription Facility, which had a fair value of $382,000. As of September 30, 2024, we had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 7.00% and 7.90% for the three months ended December 31, 2024 and 2023, respectively. For the three months ended December 31, 2024, we recorded interest expense (inclusive of fees) of $6,519 related to the Subscription Facility. For the three months ended December 31, 2023, we recorded interest expense (inclusive of fees) of $1,268 related to the Subscription Facility.

Secured Borrowings
As of December 31, 2024 and September 30, 2024, we had $53,039 and $52,764 of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 7.55% for the three months ended December 31, 2024. We recorded $1,073 of interest expense in connection with secured borrowings for the three months ended December 31, 2024. Our secured borrowings bore interest at a weighted average rate of 8.69% for the three months ended December 31, 2023. We recorded $432 of interest expense in connection with secured borrowings for the three months ended December 31, 2023.
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
Recent Developments
Distribution Declaration

On February 6, 2025, our board of directors declared a distribution of $11,000, payable in cash on March 27, 2025 to unitholders of record as of March 17, 2025.

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
As of December 31, 2024 and September 30, 2024, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of December 31, 2024 and September 30, 2024 was as follows:

	December 31, 2024		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$—	—%	$40,933	7.19%
>0% and <1%	544,086	78.48	380,018	66.73
1%	149,216	21.52	148,527	26.08
>1%	—	—	—	—
Total	$693,302	100.00%	$569,478	100.00%

Based on our Statements of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$17,519	$(9,550)	$7,969
200	14,016	(7,640)	6,376
150	10,512	(5,730)	4,782
100	7,008	(3,820)	3,188
50	3,504	(1,910)	1,594

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(3,504)	$1,910	$(1,594)
100	(7,008)	3,820	(3,188)
150	(10,512)	5,730	(4,782)
200	(14,016)	7,640	(6,376)
250	(17,519)	9,550	(7,969)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
($ in thousands)	Debt Investments	Borrowings	Debt Investments	Borrowings
SOFR
30 day	$365,351	$382,000	$269,699	$367,000
90 day	335,428	—	306,120	—
Fixed rate	—	53,039	—	52,764
Total	$700,779	$435,039	$575,819	$419,764

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024.

Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2024 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended December 31, 2024, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: February 11, 2025