Form 10-Q
period 2025-03-31
Oaktree Gardens OLP, LLC
filed 2025-05-14
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had 22,076,191 common units outstanding as of May 12, 2025.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I

Item 1. Consolidated Financial Statements

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	March 31, 2025 (unaudited)	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2025: $782,778; cost September 30, 2024: $569,556)	$788,038	$575,225
Cash and cash equivalents	125,948	207,344
Interest receivable	3,470	2,861
Deferred financing costs	721	1,518
Other assets	52	125
Total assets	$918,229	$787,073
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$355	$402
Base management fee payable	1,432	1,002
Due to affiliates	858	1,076
Interest payable	1,706	419
Director fees payable	—	119
Derivative liability at fair value	241	—
Secured borrowings	53,091	52,764
Credit facility payable	407,000	367,000
Total liabilities	464,683	422,782
Commitments and contingencies (Note 12)
Net assets:
Common units (22,076 and 17,718 units issued and outstanding as of March 31, 2025 and September 30, 2024, respectively)	447,300	357,700
Accumulated earnings	6,246	6,591
Total net assets (equivalent to $20.54 and $20.56 per common unit as of March 31, 2025 and September 30, 2024, respectively) (Note 10)	453,546	364,291
Total liabilities and net assets	$918,229	$787,073

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Interest income:
Non-control/Non-affiliate investments	$19,232	$9,043	$37,568	$14,966
Interest on cash and cash equivalents	831	610	1,999	1,251
Total interest income	20,063	9,653	39,567	16,217
PIK interest income:
Non-control/Non-affiliate investments	431	252	867	252
Total PIK interest income	431	252	867	252
Fee income:
Non-control/Non-affiliate investments	66	660	490	663
Total fee income	66	660	490	663
Total investment income	20,560	10,565	40,924	17,132
Expenses:
Base management fee	1,871	794	3,477	1,269
Professional fees	272	168	583	276
Directors fees	119	119	238	238
Organization expenses	—	—	—	5
Amortization of deferred offering costs	—	87	—	174
Interest expense	7,043	2,799	14,635	4,499
Administrator expense	98	138	187	225
General and administrative expenses	153	77	313	143
Total expenses	9,556	4,182	19,433	6,829
Management fees waived	(439)	(186)	(815)	(297)
Net expenses	9,117	3,996	18,618	6,532
Net investment income	11,443	6,569	22,306	10,600
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(1,070)	726	(410)	1,764
Foreign currency forward contracts	(359)	—	(241)	(54)
Net unrealized appreciation (depreciation)	(1,429)	726	(651)	1,710
Realized gains (losses):
Non-control/Non-affiliate investments	(2)	(2)	(64)	(2)
Foreign currency forward contracts	118	—	64	54
Net realized gains (losses)	116	(2)	—	52
Net realized and unrealized gains (losses)	(1,313)	724	(651)	1,762
Net increase (decrease) in net assets resulting from operations	$10,130	$7,293	$21,655	$12,362
Net investment income per common unit — basic and diluted	$0.52	$0.57	$1.11	$1.06
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.46	$0.64	$1.08	$1.23
Weighted average common units outstanding — basic and diluted	22,076	11,429	20,065	10,046

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Operations:
Net investment income	$11,443	$6,569	$22,306	$10,600
Net unrealized appreciation (depreciation)	(1,429)	726	(651)	1,710
Net realized gains (losses)	116	(2)	—	52
Net increase (decrease) in net assets resulting from operations	10,130	7,293	21,655	12,362
Unit transactions:
Issuance of common units	—	—	89,600	63,400
Distributions to unitholders	(11,000)	(5,100)	(22,000)	(12,000)
Net increase (decrease) from unit transactions	(11,000)	(5,100)	67,600	51,400
Total increase (decrease) in net assets	(870)	2,193	89,255	63,762
Net assets at beginning of period	454,416	230,177	364,291	168,608
Net assets at end of period	$453,546	$232,370	$453,546	$232,370
Net asset value per common unit	$20.54	$20.33	$20.54	$20.33
Common units outstanding at end of period	22,076	11,429	22,076	11,429

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2025	Six months ended March 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$21,655	$12,362
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	651	(1,710)
Net realized (gains) losses	—	(52)
PIK interest income	(867)	(252)
Accretion of original issue discount on investments	(2,250)	(1,110)
Amortization of deferred financing costs	872	527
Amortization of deferred offering costs	—	174
Purchases of investments	(260,359)	(295,359)
Proceeds from the sales and repayments of investments	50,311	44,270
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(609)	(1,897)
(Increase) decrease in other assets	73	85
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(47)	(105)
Increase (decrease) in base management fee payable	430	440
Increase (decrease) in due to affiliates	(218)	(356)
Increase (decrease) in interest payable	1,287	606
Increase (decrease) in director fees payable	(119)	75
Net cash used in operating activities	(189,190)	(242,302)
Financing activities:
Distributions paid in cash	(22,000)	(12,000)
Borrowings under credit facility	235,000	345,000
Repayments of borrowings under credit facility	(195,000)	(180,000)
Borrowings of secured borrowings	434	218,093
Repayments of secured borrowings	(107)	(119,664)
Proceeds from the issuance of common units	89,600	63,400
Deferred financing costs paid	(76)	(399)
Net cash provided by financing activities	107,851	314,430
Effect of exchange rate changes on foreign currency	(57)	—
Net increase (decrease) in cash and cash equivalents	(81,396)	72,128
Cash and cash equivalents, beginning of period	207,344	137,079
Cash and cash equivalents, end of period	$125,948	$209,207
Supplemental information:
Cash paid for interest	$12,476	$3,366
Non-cash financing activities:
Deferred offering costs incurred	$—	1
Reconciliation to the Statements of Assets and Liabilities	March 31, 2025	September 30, 2024
Cash and cash equivalents	$125,948	$207,344
Total cash and cash equivalents	$125,948	$207,344

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(6)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.32%		12/5/2031		$70,235	$68,895	$68,930	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	9.32%		12/5/2029		601	461	467	(4)(7)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.20%	3.38%	4/12/2030		18,561	18,185	18,534	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(43)	(3)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.57%		12/18/2031		50,074	49,233	49,258	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(120)	(117)	(4)(7)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.07%		7/10/2030		28,073	27,544	28,073	(4)(7)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(53)	—	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.31%		7/2/2031		21,725	21,628	21,725	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.31%		7/2/2031		2,129	2,111	2,129	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(10)	—	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		29,734	29,150	29,734	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		7,507	7,440	7,507	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(62)	—	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.05%		10/15/2031		30,668	30,381	30,383	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.04%		10/15/2031		1,704	1,640	1,598	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.75%	9.07%		10/15/2031		1,420	1,380	1,380	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	6.50%	10.79%		1/25/2030		13,557	13,339	13,557	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	6.50%			1/25/2030		—	(21)	—	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.31%		8/25/2028		42,621	42,278	42,621	(4)(7)(10)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(123)	—	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(46)	—	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.32%		2/7/2032		19,353	19,116	19,121	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/7/2032		—	(23)	(23)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%	9.32%		2/7/2032		383	348	349	(4)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.32%		6/3/2030		17,191	16,894	17,105	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(29)	(14)	(4)(7)(8)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.32%		6/3/2030		2,851	2,794	2,837	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(30)	(9)	(4)(7)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		2/28/2031		41,497	40,875	41,497	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.82%		2/28/2031		808	776	808	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(64)	—	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/12/2030		26,966	26,642	26,966	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(42)	—	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/9/2029		—	(30)	—	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.33%		6/10/2030		12,710	12,561	12,647	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.58%		6/10/2030		16,820	16,508	16,820	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.25%	10.55%		6/10/2030		6,339	6,181	6,339	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.32%		6/10/2030		10,667	10,554	10,582	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	5.75%			6/11/2029		—	(59)	—	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.32%		11/15/2030		59,481	58,525	56,953	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(255)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(121)	(334)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		5,081	5,975	(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.57%		9/20/2030		43,902	43,163	43,121	(4)(7)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)		Cost	Fair Value	Notes
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	$(78)	$(82)	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		4/19/2029			$59,946	58,975	58,969	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(114)	(115)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.32%		1/30/2032			51,665	50,908	50,926	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.06%		2/2/2032			¥1,000,150	6,363	6,593	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.72%		1/30/2032		C$	9,330	6,348	6,390	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(171)	(167)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.07%		2/13/2031			$32,227	31,687	32,227	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.04%		2/13/2031			2,247	2,188	2,247	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%	10.05%		2/13/2030			235	177	235	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.81%		9/10/2031			26,027	25,787	26,027	(4)(7)(10)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.81%		9/10/2031			340	340	340	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.56%		9/10/2031			1,802	1,772	1,802	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	6.94%	4.13%	11/28/2029			25,191	24,726	25,191	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	6.75%	6.94%	4.13%	11/29/2029			1,194	1,194	1,194	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	6.75%			11/28/2029			—	(52)	—	(4)(7)(8)
Total Non-Control/Non-Affiliate Investments (173.8% of net assets)											$782,778	$788,038
Cash and Cash Equivalents
U.S. Treasury Bills											$69,827	$69,827
Other cash accounts											56,121	56,121
Cash and Cash Equivalents (27.8% of net assets)											$125,948	$125,948
Total Portfolio Investments, Cash and Cash Equivalents (201.5% of net assets)											$908,726	$913,986

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$6,458	C$	(9,334)	5/8/2025	Bank of New York Mellon	$(40)
Foreign currency forward contract	$6,458		¥(991,669)	5/8/2025	Bank of New York Mellon	(201)
						$(241)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2025
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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the Tokyo Overnight Average Rate ("TONA") at 0.82% and the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.77%. As of March 31, 2025, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(5)Principal includes accumulated payment in kind (“PIK”) interest and is net of repayments, if any. "C$" signifies the investment is denominated in Canadian dollar. "¥" signifies the investment is denominated in Japanese Yen. All other investments are denominated in U.S. dollars.
(6)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(7)As of March 31, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, qualifying assets represented 97.8% of the Company's total assets.
(10)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of March 31, 2025.

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
The fair value of the Company's investments as of March 31, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2025 and September 30, 2024, there were no investments on non-accrual status.
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
For the three and six months ended March 31, 2025, the Company did not incur any organization costs. For the three and six months ended March 31, 2024, the Company incurred organization costs of zero and $5, respectively. For each of the three and six months ended March 31, 2025, the Company amortized offering costs of $0. For the three and six months ended March 31, 2024, the Company amortized offering costs of $87 and $174, respectively.
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
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2025, the fair value of the Company's investment portfolio was $788,038 and was composed of investments in 21 portfolio companies. As of September 30, 2024, the fair value of the Company's investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of March 31, 2025 and September 30, 2024, all of the Company's debt investments were floating rate loans. As of March 31, 2025 and September 30, 2024, all of the Company's investments were in the U.S. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
The composition of the Company's investments as of March 31, 2025 and September 30, 2024 at cost and fair value was as follows:

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$777,697	99.35%	$564,475	99.11%
Preferred equity	5,081	0.65%	5,081	0.89%
Total	$782,778	100.00%	$569,556	100.00%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$782,063	99.24%	172.43%	$569,478	99.00%	156.32%
Preferred equity	5,975	0.76%	1.32%	5,747	1.00%	1.58%
Total	$788,038	100.00%	173.75%	$575,225	100.00%	157.90%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2025 and September 30, 2024 was as follows:

	March 31, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$160,795	20.56%	$160,131	28.11%
Health Care Services	109,151	13.94%	94,552	16.60%
Specialized Consumer Services	69,356	8.86%	—	—%
Health Care Equipment	63,448	8.11%	—	—%
Communications Equipment	58,861	7.52%	61,066	10.72%
Life Sciences Tools & Services	49,113	6.27%	—	—%
Packaged Foods & Meats	43,085	5.50%	43,228	7.59%
Insurance Brokers	42,109	5.38%	39,857	7.00%
Construction Machinery & Heavy Transportation Equipment	34,052	4.35%	31,709	5.57%
Building Products	33,401	4.27%	—	—%
Diversified Support Services	27,899	3.56%	67,297	11.82%
Health Care Technology	26,570	3.39%	26,610	4.67%
Aerospace & Defense	25,868	3.30%	25,396	4.46%
Financial Exchanges & Data	19,629	2.51%	19,710	3.46%
Air Freight & Logistics	19,441	2.48%	—	—%
Total	$782,778	100.00%	$569,556	100.00%

	March 31, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$163,561	20.75%	36.06%	$162,356	28.21%	44.56%
Health Care Services	108,727	13.80%	23.97%	95,178	16.55%	26.13%
Specialized Consumer Services	69,397	8.81%	15.30%	—	—%	—%
Health Care Equipment	63,742	8.09%	14.05%	—	—%	—%
Communications Equipment	58,854	7.47%	12.98%	61,190	10.64%	16.80%
Life Sciences Tools & Services	49,141	6.24%	10.83%	—	—%	—%
Packaged Foods & Meats	43,039	5.46%	9.49%	43,193	7.51%	11.86%
Insurance Brokers	42,621	5.41%	9.40%	39,849	6.93%	10.94%
Construction Machinery & Heavy Transportation Equipment	34,709	4.40%	7.65%	32,425	5.64%	8.90%
Building Products	33,361	4.23%	7.36%	—	—%	—%
Diversified Support Services	28,169	3.57%	6.21%	68,374	11.89%	18.77%
Health Care Technology	26,966	3.42%	5.95%	27,102	4.71%	7.44%
Aerospace & Defense	26,385	3.35%	5.82%	25,808	4.49%	7.08%
Financial Exchanges & Data	19,919	2.53%	4.39%	19,750	3.43%	5.42%
Air Freight & Logistics	19,447	2.47%	4.29%	—	—%	—%
Total	$788,038	100.00%	173.75%	$575,225	100.00%	157.90%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2025 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$782,063	$782,063
Preferred equity	—	—	5,975	5,975
Total investments at fair value	—	—	788,038	788,038
Cash equivalents	69,827	—	—	69,827
Total assets at fair value	$69,827	$—	$788,038	$857,865
Derivative liabilities	$—	$241	$—	$241
Total liabilities at fair value	$—	$241	$—	$241
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
The following table provides a roll-forward of the changes in fair value from December 31, 2024 to March 31, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of December 31, 2024	$693,302	$6,015	$699,317
Purchases	92,798	—	92,798
Sales and repayments	(4,118)	—	(4,118)
Capitalized PIK interest income	431	—	431
Accretion of OID	669	—	669
Net unrealized appreciation (depreciation)	(1,018)	(40)	(1,058)
Net realized gains (losses)	(1)	—	(1)
Fair value as of March 31, 2025	$782,063	$5,975	$788,038
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the three months ended March 31, 2025	$(1,018)	$(40)	$(1,058)

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

The following table provides a roll-forward of the changes in fair value from September 30, 2024 to March 31, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	260,359	—	260,359
Sales and repayments	(50,251)	—	(50,251)
Capitalized PIK interest income	867	—	867
Accretion of OID	2,250	—	2,250
Net unrealized appreciation (depreciation)	(639)	228	(411)
Net realized gains (losses)	(1)	—	(1)
Fair value as of March 31, 2025	$782,063	$5,975	$788,038
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the six months ended March 31, 2025	$457	$228	$685

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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$782,063	Market Yield	Market Yield	(b)	9.0%	-	12.0%	9.8%
Preferred equity	5,975	Market Yield	Market Yield	(b)	17.1%	-	19.1%	18.1%
Total	$788,038
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

Note 4. Fee Income
For the three and six months ended March 31, 2025, the Company recorded total fee income of $66 and $490, respectively, of which $0 and $14, respectively, was recurring in nature. For the three and six months ended March 31, 2024, the Company recorded total fee income of $660 and $663, respectively, of which $3 and $6, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2025 and 2024:

(Unit amounts in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$10,130	$7,293	$21,655	$12,362
Weighted average common units outstanding — basic and diluted	22,076	11,429	20,065	10,046
Earnings (loss) per common unit — basic and diluted	$0.46	$0.64	$1.08	$1.23

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2025:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2024	$357,700	$6,591	$364,291
Issuance of common units	89,600	—	89,600
Distributions to unitholders	—	(11,000)	(11,000)
Net investment income	—	10,863	10,863
Net unrealized appreciation (depreciation)	—	778	778
Net realized gains (losses)	—	(116)	(116)
Balance at December 31, 2024	$447,300	$7,116	$454,416
Distributions to unitholders	—	(11,000)	(11,000)
Net investment income	—	11,443	11,443
Net unrealized appreciation (depreciation)	—	(1,429)	(1,429)
Net realized gains (losses)	—	116	116
Balance at March 31, 2025	$447,300	$6,246	$453,546

The following table presents the changes in net assets for the three and six months ended March 31, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	63,400	—	63,400
Distributions to unitholders	—	(6,900)	(6,900)
Net investment income	—	4,031	4,031
Net unrealized appreciation (depreciation)	—	984	984
Net realized gains (losses)	—	54	54
Balance at December 31, 2023	$229,700	$477	$230,177
Distributions to unitholders	—	(5,100)	(5,100)
Net investment income	—	6,569	6,569
Net unrealized appreciation (depreciation)	—	726	726
Net realized gains (losses)	—	(2)	(2)
Balance at March 31, 2024	$229,700	$2,670	$232,370
Capital Activity
During the three months ended March 31, 2025, the Company did not issue any units. During the six months ended March 31, 2025, the Company issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of March 31, 2025, the Company had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
During the three months ended March 31, 2024, the Company did not issue any units. During the six months ended March 31, 2024, the Company issued and sold 3,123,152 units at an aggregate purchase price of $63,400.
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
The following table reflects the distributions that the Company has paid on its units during the six months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	$11,000
Total for the six months ended March 31, 2025			$22,000
The following table reflects the distributions that the Company has paid on its units during the six months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
Total for the six months ended March 31, 2024			$12,000

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of March 31, 2025, the Subscription Facility provided for borrowings of up to $437,500 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of March 31, 2025, the Company had $407,000 outstanding under the Subscription Facility, which had a fair value of $407,000. As of September 30, 2024, the Company had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 6.82% and 7.90% for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025, the Company recorded interest expense (inclusive of fees) of $6,048 and $12,567, respectively, related to the Subscription Facility. For the three and six months ended March 31, 2024, the Company recorded interest expense (inclusive of fees) of $1,176 and $2,445, respectively, related to the Subscription Facility.

Secured Borrowings

As of March 31, 2025 and September 30, 2024, the Company had $53,091 and $52,764 of secured borrowings outstanding, respectively. The Company's secured borrowings bore interest at a weighted average rate of 7.73% and 8.56% for the six months ended March 31, 2025 and 2024, respectively. The Company recorded $995 and $2,068 of interest expense, respectively, in connection with secured borrowings for the three and six months ended March 31, 2025. The Company recorded $1,623 and $2,054 of interest expense, respectively, in connection with secured borrowings for the three and six months ended March 31, 2024.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$10,130	$7,293	$21,655	$12,362
Net unrealized (appreciation) depreciation	1,429	(726)	651	(1,710)
Other book/tax differences	(359)	79	(241)	113
Taxable income (1)	$11,200	$6,646	$22,065	$10,765
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.
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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three and six months ended March 31, 2025, the Company incurred $1,871 and $3,477 of management fees, respectively, of which $439 and $815 were irrevocably waived by the Adviser, respectively. For the three and six months ended March 31, 2024, the Company incurred $794 and $1,269 of management fees, respectively, of which $186 and $297 were irrevocably waived by the Adviser, respectively.

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

For the three months ended March 31, 2025, the Company incurred $133 of expenses under the Administration Agreement, of which $98 was included in administrator expense and $35 was included in general and administrative expense. For the six months ended March 31, 2025, the Company incurred $237 of expenses under the Administration Agreement, of which $187 was included in administrator expense and $50 was included in general and administrative expense. For the three months ended March 31, 2024, the Company incurred $173 of expenses under the Administration Agreement, of which $138 was included in administrator expense and $35 was included in general and administrative expense. For the six months ended March 31, 2024, the Company incurred $277 of expenses under the Administration Agreement, of which $225 was included in administrator expense and $52 was included in general and administrative expense. As of March 31, 2025 and September 30, 2024, $858 and $1,076, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 10. Financial Highlights

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Net asset value at beginning of period	$20.58	$20.14	$20.56	$20.30
Net investment income (1)	0.52	0.57	1.11	1.06
Net unrealized appreciation (depreciation) (1)	(0.07)	0.07	(0.01)	0.25
Net realized gains (losses) (1)	0.01	—	—	—
Distributions of net investment income to unitholders	(0.50)	(0.45)	(1.12)	(1.28)
Net asset value at end of period	$20.54	$20.33	$20.54	$20.33
Total return (2)	2.22%	3.18%	5.41%	6.56%
Common units outstanding at beginning of period	22,076,191	11,428,581	17,718,214	8,305,429
Common units outstanding at end of period	22,076,191	11,428,581	22,076,191	11,428,581
Net assets at beginning of period	$454,416	$230,177	$364,291	$168,608
Net assets at end of period	$453,546	$232,370	$453,546	$232,370
Average net assets (3)	$457,648	$232,911	$416,404	$205,056
Ratio of net investment income to average net assets (4)	2.50%	2.82%	5.36%	5.17%
Ratio of total expenses to average net assets (4)	2.09%	1.80%	4.67%	3.33%
Ratio of net expenses to average net assets (4)	1.99%	1.72%	4.47%	3.19%
Ratio of portfolio turnover to average investments at fair value (4)	0.57%	13.84%	7.32%	18.06%
Weighted average outstanding debt	$386,427	$113,501	$388,472	$92,291
Average debt per unit (1)	$17.50	$9.93	$19.36	$9.19
Asset coverage ratio (5)	198.53%	168.66%	198.53%	168.66%

(1)
Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024, as it includes the effect of the timing of equity issuances.

(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and six months ended March 31, 2025 and 2024 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $460,332 and $338,429 as of March 31, 2025 and 2024, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,458	C$	(9,334)	5/8/2025	$—	$(40)	Derivative liability
Foreign currency forward contract	$6,458		¥(991,669)	5/8/2025	—	(201)	Derivative liability
					$—	$(241)
As of September 30, 2024, the Company did not have any foreign currency forward contracts outstanding.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $159,844 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by portfolio company as of March 31, 2025 and September 30, 2024 is shown in the table below:

	March 31, 2025	September 30, 2024
Integrity Marketing Acquisition, LLC	$31,432	$33,983
PetVet Care Centers, LLC	15,712	15,712
Geo Topco Corporation	12,494	—
Spruce Bidco I Inc.	11,644	—
OneOncology, LLC	9,739	7,793
Next Holdco, LLC	9,606	9,606
Monotype Imaging Holdings Inc.	7,898	8,710
Creek Parent, Inc.	7,160	—
Sorenson Communications, LLC	7,063	7,063
LDS Buyer, LLC	6,325	—
AVSC Holding Corp.	6,320	—
Everbridge, Inc.	5,488	5,488
Minotaur Acquisition, Inc.	4,608	4,608
Protein For Pets Opco, LLC	4,608	4,608
Truck-Lite Co., LLC	4,512	7,003
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
USIC Holdings, Inc.	2,715	3,205
WP CPP Holdings, LLC	2,653	2,653
Centralsquare Technologies, LLC	2,005	2,051
Icefall Parent, Inc.	1,291	1,291
AmSpec Parent LLC	—	11,489
	$159,844	$131,834

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2025, except as discussed below:
Distribution Declaration

On May 8, 2025, the board of directors declared a distribution of $11,500, payable in cash on June 2, 2025 to unitholders of record as of May 15, 2025.

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, an elevated (but decreasing) interest rate environment, tariffs and geopolitical events on all of the foregoing.

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

Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. However, various macroeconomic headwinds remain, including ongoing conflict in the Middle East, signs of an economic slowdown outside the United States and threats of tariffs and a trade war. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of March 31, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of March 31, 2025, we held $788,038 of investments at fair value, up from $575,225 held at September 30, 2024, primarily driven by new investment purchases during the six months ended March 31, 2025.
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
As of March 31, 2025 and September 30, 2024, there were no investments on non-accrual status.

Portfolio Composition

As of March 31, 2025, the fair value of our investment portfolio was $788,038 and was composed of investments in 21 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of March 31, 2025 and September 30, 2024, all of our debt investments were floating rate loans. As of March 31, 2025 and September 30, 2024, all of our investments were in the U.S. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
As of March 31, 2025 and September 30, 2024, our investment portfolio consisted of the following:

	March 31, 2025	September 30, 2024
Cost:
Senior secured debt	99.35%	99.11%
Preferred equity	0.65%	0.89%
Total	100.00%	100.00%

	March 31, 2025	September 30, 2024
Fair Value:
Senior secured debt	99.24%	99.00%
Preferred equity	0.76%	1.00%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2025	September 30, 2024
Fair Value:
Application Software	20.75%	28.21%
Health Care Services	13.80%	16.55%
Specialized Consumer Services	8.81%	—%
Health Care Equipment	8.09%	—%
Communications Equipment	7.47%	10.64%
Life Sciences Tools & Services	6.24%	—%
Packaged Foods & Meats	5.46%	7.51%
Insurance Brokers	5.41%	6.93%
Construction Machinery & Heavy Transportation Equipment	4.40%	5.64%
Building Products	4.23%	—%
Diversified Support Services	3.57%	11.89%
Health Care Technology	3.42%	4.71%
Aerospace & Defense	3.35%	4.49%
Financial Exchanges & Data	2.53%	3.43%
Air Freight & Logistics	2.47%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2025 and September 30, 2024 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and six months ended March 31, 2025 and March 31, 2024
Investment Income
Total investment income for the three months ended March 31, 2025 was $20,560 and consisted of $20,494 of interest income (including $431 of PIK interest income) primarily from portfolio investments and $66 of fee income. Total investment income for the three months ended March 31, 2024 was $10,565 and consisted of $9,905 of interest income (including $252 of PIK interest income) and $660 of fee income primarily from portfolio investments. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio, partially offset by lower prepayment fees.
Total investment income for the six months ended March 31, 2025 was $40,924 and consisted of $40,434 of interest income (including $867 of PIK interest income) primarily from portfolio investments and $490 of fee income. Total investment income for the six months ended March 31, 2024 was $17,132 and consisted of $16,469 of interest income (including $252 of PIK interest income) and $663 of fee income primarily from portfolio investments. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of March 31, 2025 and March 31, 2024, the weighted average yield on our debt investments was 10.2% and 11.6%, respectively.
Expenses
Net expenses for the three and six months ended March 31, 2025 were $9,117 and $18,618, respectively. Net expenses increased significantly for the three and six months ended March 31, 2025, as compared to the three and six months ended March 31, 2024. The increase in net expenses was primarily driven by a larger investment portfolio attributable to new capital raised from the issuance of common units and an increase in borrowings outstanding. Net expenses consisted of the following:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Expenses:
Base management fee	$1,871	$794	$3,477	$1,269
Professional fees	272	168	583	276
Directors fees	119	119	238	238
Organization expenses	—	—	—	5
Amortization of deferred offering costs	—	87	—	174
Interest expense	7,043	2,799	14,635	4,499
Administrator expense	98	138	187	225
General and administrative expenses	153	77	313	143
Total expenses	$9,556	$4,182	$19,433	$6,829
Management fees waived	(439)	(186)	(815)	(297)
Net expenses	$9,117	$3,996	$18,618	$6,532

Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $1,429 and $651 for the three and six months ended March 31, 2025, respectively, which was primarily driven by net unrealized depreciation on debt investments and foreign currency forward contracts.
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
During the three months ended March 31, 2025 and 2024, we recorded aggregate net realized gains (losses) of $116 and $(2), respectively. During the six months ended March 31, 2025 and 2024, we recorded aggregate net realized gains (losses) of zero and $52, respectively.
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
For the six months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents of $81,396. During that period, $189,190 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $107,851, due primarily from $40,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, $89,600 of proceeds from the issuance of common units and $327 of net proceeds from secured borrowings, partially offset by $22,000 of distributions paid to unitholders.
For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents of $72,128. During that period, $242,302 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $314,430, due primarily from $165,000 of net borrowings under the Subscription Facility, $98,429 of net proceeds from secured borrowings and $63,400 of proceeds from the issuance of common units, partially offset by $12,000 of distributions paid to unitholders.
As of March 31, 2025, we had $125,948 of cash and cash equivalents, portfolio investments (at fair value) of $788,038, $3,470 of interest receivable, $30,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $407,000 of borrowings outstanding under the Subscription Facility.
As of September 30, 2024, we had $207,344 of cash and cash equivalents, portfolio investments (at fair value) of $575,225, $2,861 of interest receivable, $70,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations) and $367,000 of borrowings outstanding under the Subscription Facility.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $159,844 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of March 31, 2025	Weighted average debt outstanding for the six months ended March 31, 2025	Maximum debt outstanding for the six months ended March 31, 2025
Subscription Facility	$367,000	$407,000	$335,571	$407,000
Secured borrowings	52,764	53,091	52,901	53,091
Total debt	$419,764	$460,091	$388,472

	Payments due by period as of March 31, 2025
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$407,000	$407,000	$—	$—
Interest due on Subscription Facility	13,325	13,325	—	—
Secured borrowings	53,091	53,091	—	—
Interest due on secured borrowings	779	779	—	—
Total	$474,195	$474,195	$—	$—

Equity Activity
During the three months ended March 31, 2025, we did not issue any units. During the six months ended March 31, 2025, we issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of March 31, 2025, we had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
During the three months ended March 31, 2024, we did not issue any units. During the six months ended March 31, 2024, we issued and sold 3,123,152 units at an aggregate purchase price of $63,400.
Distributions
The following table reflects the distributions that we paid on our units during the six months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	$11,000
Total for the six months ended March 31, 2025			$22,000
The following table reflects the distributions that we paid on our units during the six months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
Total for the six months ended March 31, 2024			$12,000
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of March 31, 2025, we had $460,332 in outstanding senior securities and our asset coverage was 198.53%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of March 31, 2025, the Subscription Facility provides for borrowings of up to $437,500 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of March 31, 2025, we had $407,000 outstanding under the Subscription Facility, which had a fair value of $407,000. As of September 30, 2024, we had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 6.82% and 7.90% for the six months ended March 31, 2025 and 2024, respectively. For the three and six months ended March 31, 2025, we recorded interest expense (inclusive of fees) of $6,048 and $12,567, respectively, related to the Subscription Facility. For the three and six months ended March 31, 2024, we recorded interest expense (inclusive of fees) of $1,176 and $2,445, respectively, related to the Subscription Facility.
Secured Borrowings
As of March 31, 2025 and September 30, 2024, we had $53,091 and $52,764 of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 7.73% and 8.56% for the six months ended March 31, 2025 and 2024, respectively. We recorded $995 and $2,068 of interest expense, respectively, in connection with secured borrowings for the three and six months ended March 31, 2025. We recorded $1,623 and $2,054 of interest expense, respectively, in connection with secured borrowings for the three and six months ended March 31, 2024.
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
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute (or be deemed distribute) to our unitholders, for each tax year, at least 90% of our “investment company taxable income” (as defined in the Code) for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular U.S. corporate income tax rates, and elect to treat such gains as deemed distributions to unitholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
Recent Developments
Distribution Declaration

On May 8, 2025, our board of directors declared a distribution of $11,500, payable in cash on June 2, 2025 to unitholders of record as of May 15, 2025.

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
As of March 31, 2025 and September 30, 2024, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of March 31, 2025 and September 30, 2024 was as follows:

	March 31, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$—	—%	$40,933	7.19%
>0% and <1%	632,559	80.88	380,018	66.73
1%	149,504	19.12	148,527	26.08
>1%	—	—	—	—
Total	$782,063	100.00%	$569,478	100.00%

Based on our Statements of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$19,790	$(10,175)	$9,615
200	15,832	(8,140)	7,692
150	11,874	(6,105)	5,769
100	7,916	(4,070)	3,846
50	3,958	(2,035)	1,923

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(3,929)	$2,035	$(1,894)
100	(7,854)	4,070	(3,784)
150	(11,779)	6,105	(5,674)
200	(15,703)	8,140	(7,563)
250	(19,597)	10,175	(9,422)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments	Borrowings
SOFR
30 day		$462,828	$407,000	$269,699	$367,000
90 day	315,622		—	306,120	—
CORRA
30 day	C$	9,330	—	—	—
TONA
90 day		¥1,000,150	—	—	—
Fixed rate	—		53,091	—	52,764

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2025 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended March 31, 2025, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: May 13, 2025