Form 10-Q
period 2025-06-30
Oaktree Gardens OLP, LLC
filed 2025-08-13
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had 22,171,430 common units outstanding as of August 11, 2025.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I

Item 1. Consolidated Financial Statements

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	June 30, 2025 (unaudited)	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2025: $877,013; cost September 30, 2024: $569,556)	$880,215	$575,225
Cash and cash equivalents	92,198	207,344
Interest receivable	4,381	2,861
Deferred financing costs	289	1,518
Derivative asset at fair value	3	—
Other assets	9,473	125
Total assets	$986,559	$787,073
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$289	$402
Base management fee payable	1,604	1,002
Due to affiliates	1,153	1,076
Interest payable	1,758	419
Director fees payable	—	119
Secured borrowings	118,457	52,764
Credit facility payable	412,001	367,000
Total liabilities	535,262	422,782
Commitments and contingencies (Note 12)
Net assets:
Common units (22,076 and 17,718 units issued and outstanding as of June 30, 2025 and September 30, 2024, respectively)	447,300	357,700
Accumulated earnings	3,997	6,591
Total net assets (equivalent to $20.44 and $20.56 per common unit as of June 30, 2025 and September 30, 2024, respectively) (Note 10)	451,297	364,291
Total liabilities and net assets	$986,559	$787,073

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Interest income:
Non-control/Non-affiliate investments	$21,059	$13,115	$58,627	$28,081
Interest on cash and cash equivalents	450	364	2,449	1,615
Total interest income	21,509	13,479	61,076	29,696
PIK interest income:
Non-control/Non-affiliate investments	165	372	1,032	624
Total PIK interest income	165	372	1,032	624
Fee income:
Non-control/Non-affiliate investments	54	2	544	665
Total fee income	54	2	544	665
Total investment income	21,728	13,853	62,652	30,985
Expenses:
Base management fee	2,096	1,039	5,573	2,308
Professional fees	230	419	813	695
Directors fees	118	118	356	356
Organization expenses	2	—	2	5
Amortization of deferred offering costs	—	59	—	233
Interest expense	7,639	5,678	22,274	10,177
Administrator expense	181	88	368	313
General and administrative expenses	160	78	473	221
Total expenses	10,426	7,479	29,859	14,308
Management fees waived	(492)	(244)	(1,307)	(541)
Net expenses	9,934	7,235	28,552	13,767
Net investment income	11,794	6,618	34,100	17,218
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(2,057)	2,508	(2,467)	4,272
Foreign currency forward contracts	244	—	3	(54)
Net unrealized appreciation (depreciation)	(1,813)	2,508	(2,464)	4,218
Realized gains (losses):
Non-control/Non-affiliate investments	2	4	(62)	2
Foreign currency forward contracts	(732)	—	(668)	54
Net realized gains (losses)	(730)	4	(730)	56
Net realized and unrealized gains (losses)	(2,543)	2,512	(3,194)	4,274
Net increase (decrease) in net assets resulting from operations	$9,251	$9,130	$30,906	$21,492
Net investment income per common unit — basic and diluted	$0.53	$0.56	$1.64	$1.62
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.42	$0.78	$1.49	$2.02
Weighted average common units outstanding — basic and diluted	22,076	11,768	20,735	10,618

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Operations:
Net investment income	$11,794	$6,618	$34,100	$17,218
Net unrealized appreciation (depreciation)	(1,813)	2,508	(2,464)	4,218
Net realized gains (losses)	(730)	4	(730)	56
Net increase (decrease) in net assets resulting from operations	9,251	9,130	30,906	21,492
Unit transactions:
Issuance of common units	—	89,600	89,600	153,000
Distributions to unitholders	(11,500)	(8,100)	(33,500)	(20,100)
Net increase (decrease) from unit transactions	(11,500)	81,500	56,100	132,900
Total increase (decrease) in net assets	(2,249)	90,630	87,006	154,392
Net assets at beginning of period	453,546	232,370	364,291	168,608
Net assets at end of period	$451,297	$323,000	$451,297	$323,000
Net asset value per common unit	$20.44	$20.40	$20.44	$20.40
Common units outstanding at end of period	22,076	15,836	22,076	15,836

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$30,906	$21,492
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	2,464	(4,218)
Net realized (gains) losses	730	(56)
PIK interest income	(1,032)	(624)
Accretion of original issue discount on investments	(2,780)	(1,483)
Amortization of deferred financing costs	1,305	963
Amortization of deferred offering costs	—	233
Purchases of investments	(366,455)	(396,290)
Proceeds from the sales and repayments of investments	62,134	45,321
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,520)	(1,957)
(Increase) decrease in other assets	(9,348)	41
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(113)	40
Increase (decrease) in base management fee payable	602	1,235
Increase (decrease) in due to affiliates	77	(244)
Increase (decrease) in interest payable	1,339	374
Increase (decrease) in director fees payable	(119)	119
Net cash used in operating activities	(281,810)	(335,054)
Financing activities:
Distributions paid in cash	(33,500)	(20,100)
Borrowings under credit facility	325,001	445,000
Repayments of borrowings under credit facility	(280,000)	(290,000)
Borrowings of secured borrowings	65,933	247,618
Repayments of secured borrowings	(240)	(159,210)
Proceeds from the issuance of common units	89,600	153,000
Deferred financing costs paid	(76)	(400)
Net cash provided by financing activities	166,718	375,908
Effect of exchange rate changes on foreign currency	(54)	—
Net increase (decrease) in cash and cash equivalents	(115,146)	40,854
Cash and cash equivalents, beginning of period	207,344	137,079
Cash and cash equivalents, end of period	$92,198	$177,933
Supplemental information:
Cash paid for interest	$19,630	$8,840
Non-cash financing activities:
Deferred offering costs incurred	$—	1
Reconciliation to the Statements of Assets and Liabilities	June 30, 2025	September 30, 2024
Cash and cash equivalents	$92,198	$207,344
Total cash and cash equivalents	$92,198	$207,344

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(6)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.33%		12/5/2031		$70,059	$68,775	$68,762	(4)(7)(10)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(133)	(135)	(4)(7)(8)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.00%	7.07%	3.25%	4/12/2030		18,680	18,323	18,652	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.50%			4/12/2030		—	(41)	(3)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.25%	9.57%		12/18/2031		49,949	49,141	49,135	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.25%			12/18/2031		—	(116)	(117)	(4)(7)(8)
Entrata, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.08%		7/10/2030		28,002	27,499	28,002	(4)(7)
Entrata, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			7/10/2028		—	(49)	—	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		21,670	21,577	21,579	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		2,123	2,106	2,101	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(9)	(9)	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		29,658	29,103	29,658	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	9.05%		9/30/2030		7,488	7,424	7,488	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			10/1/2029		—	(59)	—	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	8.85%		10/15/2031		30,668	30,392	30,361	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.75%	9.06%		10/15/2031		4,884	4,807	4,771	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.75%	9.08%		10/15/2031		1,420	1,381	1,377	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	5.75%	10.03%		1/25/2030		13,557	13,350	13,557	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	5.75%			1/25/2030		—	(20)	—	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.33%		8/25/2028		54,011	53,694	53,903	(4)(7)(10)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(112)	(29)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(42)	(11)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.33%		2/9/2032		19,353	19,125	19,129	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%			2/9/2032		—	(23)	(22)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(34)	(33)	(4)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.33%		6/3/2030		17,098	16,817	17,012	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(29)	(14)	(4)(7)(8)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.33%		6/3/2030		2,814	2,758	2,800	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(28)	(9)	(4)(7)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.80%		2/28/2031		41,393	40,772	41,393	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.80%		2/28/2031		896	863	896	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(61)	—	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.55%		11/12/2030		26,898	26,589	26,833	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(40)	(17)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/9/2029		—	(29)	(6)	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.05%		6/10/2030		16,735	16,440	16,568	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.30%		6/10/2030		12,700	12,551	12,700	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	9.05%		6/10/2030		6,323	6,165	6,323	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.30%		6/10/2030		16,985	16,837	16,985	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	4.75%			6/11/2029		—	(56)	(34)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.33%		11/15/2030		59,330	58,420	55,889	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(377)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(115)	(456)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		5,081	6,181	(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.58%		9/20/2030		43,792	43,088	42,859	(4)(7)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)		Cost	Fair Value	Notes
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.58%		9/20/2030			$1,244	$1,170	$1,146	(4)(7)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.32%		5/20/2030			18,799	18,524	18,545	(4)(7)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(35)	(32)	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	10.08%		4/19/2029			58,755	57,862	57,650	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(107)	(133)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			51,665	50,936	50,926	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.02%		1/30/2032			¥1,000,150	6,367	6,825	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.68%		1/30/2032		C$	9,354	6,367	6,757	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			—	(164)	(167)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032			—	(22)	(11)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032			—	(73)	(97)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%			2/13/2032			—	(36)	(48)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.06%		2/13/2032			$1,011	1,001	1,001	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.75%	10.03%		2/13/2032			39,783	39,177	39,385	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.75%			2/13/2031			—	(60)	(41)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.83%		9/10/2031			25,962	25,732	25,962	(4)(7)(10)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.83%		9/10/2031			520	520	520	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.58%		9/10/2031			1,518	1,488	1,518	(4)(7)(8)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.82%		6/16/2031			21,417	21,098	21,096	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%			5/20/2032			—	(23)	(21)	(4)(7)(8)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.80%		5/20/2032			28,893	28,676	28,691	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.80%		5/20/2032			808	778	780	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.57%		11/28/2029			25,130	24,692	25,130	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.25%	11.57%		11/29/2029			1,191	1,191	1,191	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.25%			11/28/2029			—	(49)	—	(4)(7)(8)
Total Non-Control/Non-Affiliate Investments (195.0% of net assets)											$877,013	$880,215
Cash and Cash Equivalents
U.S. Treasury Bills											$49,879	$49,879
Other cash accounts											42,319	42,319
Cash and Cash Equivalents (20.4% of net assets)											$92,198	$92,198
Total Portfolio Investments, Cash and Cash Equivalents (215.5% of net assets)											$969,211	$972,413

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$6,802	C$	(9,334)	9/11/2025	Bank of New York Mellon	$(63)
Foreign currency forward contract	$6,986		¥(991,669)	9/11/2025	Bank of New York Mellon	66
						$3

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2025
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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.15%, the Tokyo Overnight Average Rate ("TONA") at 0.75% and the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.75%. As of June 30, 2025, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(7)As of June 30, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, qualifying assets represented 98.0% of the Company's total assets.
(10)This investment represents securities that were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of June 30, 2025.

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
(unaudited)
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
(unaudited)
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
(unaudited)
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
The fair value of the Company's investments as of June 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
(unaudited)
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2025 and September 30, 2024, there were no investments on non-accrual status.
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
(unaudited)
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
For the three and nine months ended June 30, 2025, the Company incurred organization costs of $2 and $2, respectively. For the three and nine months ended June 30, 2024, the Company incurred organization costs of zero and $5, respectively. For the three and nine months ended June 30, 2024, the Company amortized offering costs of $59 and $233, respectively.
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
(unaudited)
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2024 and 2023.
Recent Accounting Pronouncements
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
Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2025, the fair value of the Company's investment portfolio was $880,215 and was composed of investments in 24 portfolio companies. As of September 30, 2024, the fair value of the Company's investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of June 30, 2025 and September 30, 2024, all of the Company's debt investments were floating rate loans. As of June 30, 2025 and September 30, 2024, all of the Company's investments were in the U.S. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
The composition of the Company's investments as of June 30, 2025 and September 30, 2024 at cost and fair value was as follows:

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$871,932	99.42%	$564,475	99.11%
Preferred equity	5,081	0.58%	5,081	0.89%
Total	$877,013	100.00%	$569,556	100.00%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$874,034	99.30%	193.67%	$569,478	99.00%	156.32%
Preferred equity	6,181	0.70%	1.37%	5,747	1.00%	1.58%
Total	$880,215	100.00%	195.04%	$575,225	100.00%	157.90%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2025 and September 30, 2024 was as follows:

	June 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$160,778	18.33%	$160,131	28.11%
Health Care Services	115,244	13.14%	94,552	16.60%
Specialized Consumer Services	68,642	7.83%	—	—%
Health Care Equipment	63,506	7.24%	—	—%
Communications Equipment	57,755	6.59%	61,066	10.72%
Building Products	57,678	6.58%	—	—%
Aerospace & Defense	55,265	6.30%	25,396	4.46%
Insurance Brokers	53,540	6.10%	39,857	7.00%
Life Sciences Tools & Services	49,025	5.59%	—	—%
Packaged Foods & Meats	44,258	5.05%	43,228	7.59%
Construction Machinery & Heavy Transportation Equipment	39,987	4.56%	31,709	5.57%
Diversified Support Services	27,740	3.16%	67,297	11.82%
Health Care Technology	26,520	3.02%	26,610	4.67%
Financial Exchanges & Data	19,518	2.23%	19,710	3.46%
Air Freight & Logistics	19,068	2.17%	—	—%
Soft Drinks & Non-alcoholic Beverages	18,489	2.11%	—	—%
Total	$877,013	100.00%	$569,556	100.00%

	June 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$163,314	18.54%	36.19%	$162,356	28.21%	44.56%
Health Care Services	113,779	12.93%	25.21%	95,178	16.55%	26.13%
Specialized Consumer Services	68,627	7.80%	15.21%	—	—%	—%
Health Care Equipment	64,341	7.31%	14.26%	—	—%	—%
Building Products	57,605	6.54%	12.76%	—	—%	—%
Communications Equipment	57,517	6.53%	12.74%	61,190	10.64%	16.80%
Aerospace & Defense	55,771	6.34%	12.36%	25,808	4.49%	7.08%
Insurance Brokers	53,863	6.12%	11.94%	39,849	6.93%	10.94%
Life Sciences Tools & Services	49,018	5.57%	10.86%	—	—%	—%
Packaged Foods & Meats	44,005	5.00%	9.75%	43,193	7.51%	11.86%
Construction Machinery & Heavy Transportation Equipment	40,189	4.57%	8.91%	32,425	5.64%	8.90%
Diversified Support Services	28,000	3.18%	6.20%	68,374	11.89%	18.77%
Health Care Technology	26,810	3.05%	5.94%	27,102	4.71%	7.44%
Financial Exchanges & Data	19,789	2.25%	4.38%	19,750	3.43%	5.42%
Air Freight & Logistics	19,074	2.17%	4.23%	—	—%	—%
Soft Drinks & Non-alcoholic Beverages	18,513	2.10%	4.10%	—	—%	—%
Total	$880,215	100.00%	195.04%	$575,225	100.00%	157.90%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2025 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$874,034	$874,034
Preferred equity	—	—	6,181	6,181
Total investments at fair value	—	—	880,215	880,215
Derivative assets	—	3	—	3
Cash equivalents	49,879	—	—	49,879
Total assets at fair value	$49,879	$3	$880,215	$930,097
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
The following table provides a roll-forward of the changes in fair value from March 31, 2025 to June 30, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of March 31, 2025	$782,063	$5,975	$788,038
Purchases	106,095	—	106,095
Sales and repayments	(12,555)	—	(12,555)
Capitalized PIK interest income	164	—	164
Accretion of OID	530	—	530
Net unrealized appreciation (depreciation)	(2,263)	206	(2,057)
Fair value as of June 30, 2025	$874,034	$6,181	$880,215
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the three months ended June 30, 2025	$(2,263)	$206	$(2,057)

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
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

The following table provides a roll-forward of the changes in fair value from September 30, 2024 to June 30, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	366,455	—	366,455
Sales and repayments	(62,807)	—	(62,807)
Capitalized PIK interest income	1,031	—	1,031
Accretion of OID	2,780	—	2,780
Net unrealized appreciation (depreciation)	(2,902)	434	(2,468)
Net realized gains (losses)	(1)	—	(1)
Fair value as of June 30, 2025	$874,034	$6,181	$880,215
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the nine months ended June 30, 2025	$(1,805)	$434	$(1,371)

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
(unaudited)
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$852,938	Market Yield	Market Yield	(b)	7.0%	-	12.0%	9.7%
	21,096	Transaction Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Preferred equity	6,181	Market Yield	Market Yield	(b)	17.4%	-	19.4%	18.4%
Total	$880,215
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

Note 4. Fee Income
For the three and nine months ended June 30, 2025, the Company recorded total fee income of $54 and $544, respectively, of which $0 and $14, respectively, was recurring in nature. For the three and nine months ended June 30, 2024, the Company recorded total fee income of $2 and $665, respectively, of which $2 and $8, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2025 and 2024:

(Unit amounts in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$9,251	$9,130	$30,906	$21,492
Weighted average common units outstanding — basic and diluted	22,076	11,768	20,735	10,618
Earnings (loss) per common unit — basic and diluted	$0.42	$0.78	$1.49	$2.02

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2025:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2024	$357,700	$6,591	$364,291
Issuance of common units	89,600	—	89,600
Distributions to unitholders	—	(11,000)	(11,000)
Net investment income	—	10,863	10,863
Net unrealized appreciation (depreciation)	—	778	778
Net realized gains (losses)	—	(116)	(116)
Balance at December 31, 2024	$447,300	$7,116	$454,416
Distributions to unitholders	—	(11,000)	(11,000)
Net investment income	—	11,443	11,443
Net unrealized appreciation (depreciation)	—	(1,429)	(1,429)
Net realized gains (losses)	—	116	116
Balance at March 31, 2025	$447,300	$6,246	$453,546
Distributions to unitholders	—	(11,500)	(11,500)
Net investment income	—	11,794	11,794
Net unrealized appreciation (depreciation)	—	(1,813)	(1,813)
Net realized gains (losses)	—	(730)	(730)
Balance at June 30, 2025	$447,300	$3,997	$451,297

The following table presents the changes in net assets for the three and nine months ended June 30, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	63,400	—	63,400
Distributions to unitholders	—	(6,900)	(6,900)
Net investment income	—	4,031	4,031
Net unrealized appreciation (depreciation)	—	984	984
Net realized gains (losses)	—	54	54
Balance at December 31, 2023	$229,700	$477	$230,177
Distributions to unitholders	—	(5,100)	(5,100)
Net investment income	—	6,569	6,569
Net unrealized appreciation (depreciation)	—	726	726
Net realized gains (losses)	—	(2)	(2)
Balance at March 31, 2024	$229,700	$2,670	$232,370
Issuance of common units	89,600	—	89,600
Distributions to unitholders	—	(8,100)	(8,100)
Net investment income	—	6,618	6,618
Net unrealized appreciation (depreciation)	—	2,508	2,508
Net realized gains (losses)	—	4	4
Balance at June 30, 2024	$319,300	$3,700	$323,000

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
Capital Activity
During the three months ended June 30, 2025, the Company did not issue any units. During the nine months ended June 30, 2025, the Company issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of June 30, 2025, the Company had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
During the three months ended June 30, 2024, the Company issued and sold 4,407,280 units at an aggregate purchase price of $89,600. During the nine months ended June 30, 2024, the Company issued and sold 7,530,432 units at an aggregate purchase price of $153,000.
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
The following table reflects the distributions that the Company has paid on its units during the nine months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	$11,000
May 8, 2025	May 15, 2025	June 2, 2025	$11,500
Total for the nine months ended June 30, 2025			$33,500
The following table reflects the distributions that the Company has paid on its units during the nine months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
May 9, 2024	June 15, 2024	June 28, 2024	$8,100
Total for the nine months ended June 30, 2024			$20,100

Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of June 30, 2025, the Subscription Facility provided for borrowings of up to $437,500 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

The Subscription Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all capital commitments of investors in the SPV, (ii) the SPV’s, GP’s and Ultimate GP’s right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the SPV’s subscription agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. The Company made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.

As of June 30, 2025, the Company had $412,001 outstanding under the Subscription Facility, which had a fair value of $412,001. As of September 30, 2024, the Company had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 6.75% and 7.92% for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025, the Company recorded interest expense (inclusive of fees) of $6,407 and $18,974, respectively, related to the Subscription Facility. For the three and nine months ended June 30, 2024, the Company recorded interest expense (inclusive of fees) of $3,996 and $6,441, respectively, related to the Subscription Facility.

Secured Borrowings

As of June 30, 2025 and September 30, 2024, the Company had $118,457 and $52,764 of secured borrowings outstanding, respectively. The Company's secured borrowings bore interest at a weighted average rate of 7.54% and 8.53% for the nine months ended June 30, 2025 and 2024, respectively. The Company recorded $1,232 and $3,300 of interest expense, respectively, in connection with secured borrowings for the three and nine months ended June 30, 2025. The Company recorded $1,682 and $3,736 of interest expense, respectively, in connection with secured borrowings for the three and nine months ended June 30, 2024.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$9,251	$9,130	$30,906	$21,492
Net unrealized (appreciation) depreciation	1,813	(2,508)	2,464	(4,218)
Other book/tax differences	245	41	4	154
Taxable income (1)	$11,309	$6,663	$33,374	$17,428
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
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
The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three and nine months ended June 30, 2025, the Company incurred $2,096 and $5,573 of management fees, respectively, of which $492 and $1,307 were irrevocably waived by the Adviser, respectively. For the three and nine months ended June 30, 2024, the Company incurred $1,039 and $2,308 of management fees, respectively, of which $244 and $541 were irrevocably waived by the Adviser, respectively.

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
(unaudited)
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

For the three months ended June 30, 2025, the Company incurred $229 of expenses under the Administration Agreement, of which $181 was included in administrator expense and $48 was included in general and administrative expense. For the nine months ended June 30, 2025, the Company incurred $467 of expenses under the Administration Agreement, of which $368 was included in administrator expense and $99 was included in general and administrative expense. For the three months ended June 30, 2024, the Company incurred $111 of expenses under the Administration Agreement, of which $88 was included in administrator expense and $23 was included in general and administrative expense. For the nine months ended June 30, 2024, the Company incurred $388 of expenses under the Administration Agreement, of which $313 was included in administrator expense and $75 was included in general and administrative expense. As of June 30, 2025 and September 30, 2024, $1,153 and $1,076, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
Note 10. Financial Highlights

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Net asset value at beginning of period	$20.54	$20.33	$20.56	$20.30
Net investment income (1)	0.53	0.56	1.64	1.62
Net unrealized appreciation (depreciation) (1)	(0.08)	0.22	(0.08)	0.47
Net realized gains (losses) (1)	(0.03)	—	(0.04)	—
Distributions of net investment income to unitholders	(0.52)	(0.71)	(1.64)	(1.99)
Net asset value at end of period	$20.44	$20.40	$20.44	$20.40
Total return (2)	2.04%	3.84%	7.56%	10.65%
Common units outstanding at beginning of period	22,076,191	11,428,581	17,718,214	8,305,429
Common units outstanding at end of period	22,076,191	15,835,861	22,076,191	15,835,861
Net assets at beginning of period	$453,546	$232,370	$364,291	$168,608
Net assets at end of period	$451,297	$323,000	$451,297	$323,000
Average net assets (3)	$452,384	$242,553	$428,398	$217,509
Ratio of net investment income to average net assets (4)	2.61%	2.73%	7.96%	7.92%
Ratio of total expenses to average net assets (4)	2.30%	3.08%	6.97%	6.58%
Ratio of net expenses to average net assets (4)	2.20%	2.98%	6.66%	6.33%
Ratio of portfolio turnover to average investments at fair value (4)	1.42%	0.26%	8.45%	15.11%
Weighted average outstanding debt	$421,012	$255,349	$399,319	$146,445
Average debt per unit (1)	$19.07	$21.70	$19.26	$13.79
Asset coverage ratio (5)	185.08%	201.44%	185.08%	201.44%

(1)
Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024, as it includes the effect of the timing of equity issuances.

(2)	Total return is calculated as the change in net asset value (“NAV”) per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning NAV per unit, assuming a dividend reinvestment price equal to the NAV per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and nine months ended June 30, 2025 and 2024 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $530,458 and $318,408 as of June 30, 2025 and 2024, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,802	C$	(9,334)	9/11/2025	$—	$63	Derivative asset
Foreign currency forward contract	$6,986		¥(991,669)	9/11/2025	66	—	Derivative asset
					$66	$63
As of September 30, 2024, the Company did not have any foreign currency forward contracts outstanding.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $165,498 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.
A list of unfunded commitments by portfolio company as of June 30, 2025 and September 30, 2024 is shown in the table below:

	June 30, 2025	September 30, 2024
Truck-Lite Co., LLC	$20,039	$7,003
Integrity Marketing Acquisition, LLC	19,910	33,983
PetVet Care Centers, LLC	15,712	15,712
Spruce Bidco I Inc.	11,644	—
Next Holdco, LLC	9,606	9,606
West Star Aviation Acquisition, LLC	9,295	—
Geo Topco Corporation	9,263	—
Monotype Imaging Holdings Inc.	7,808	8,710
Creek Parent, Inc.	7,159	—
Sorenson Communications, LLC	7,063	7,063
AVSC Holding Corp.	6,922	—
LDS Buyer, LLC	6,496	—
Everbridge, Inc.	5,488	5,488
Minotaur Acquisition, Inc.	4,608	4,608
OneOncology, LLC	3,403	7,793
Protein For Pets Opco, LLC	3,364	4,608
Evergreen IX Borrower 2023, LLC	3,322	3,322
Entrata, Inc.	3,249	3,249
USIC Holdings, Inc.	2,818	3,205
WP CPP Holdings, LLC	2,653	2,653
Sierra Enterprises, LLC	2,380	—
Centralsquare Technologies, LLC	2,005	2,051
Icefall Parent, Inc.	1,291	1,291
AmSpec Parent LLC	—	11,489
	$165,498	$131,834

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2025, except as discussed below:
Distribution Declaration

On August 6, 2025, the board of directors declared a distribution of $12,000, payable in cash on September 26, 2025 to unitholders of record as of September 15, 2025.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)
(unaudited)
BofA Facility

On July 29, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. The Credit Agreement provides for a senior secured revolving credit facility (the “BofA Facility”) that permits the Company to borrow up to $600,000 (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the BofA Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.

The BofA Facility is secured by a first priority security interest in substantially all of OLPG SPV’s assets. From time to time, the Company expects to sell certain loans to OLPG SPV pursuant to a Loan Sale Agreement, dated July 29, 2025, between the Company, as the seller, and OLPG SPV, as the purchaser. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the BofA Facility, are subject to the leverage restrictions contained in the Investment Company Act.

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
The fair value of our investments as of June 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of June 30, 2025, we held $880,215 of investments at fair value, up from $575,225 held at September 30, 2024, primarily driven by new investment purchases during the nine months ended June 30, 2025.
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
As of June 30, 2025 and September 30, 2024, there were no investments on non-accrual status.

Portfolio Composition

As of June 30, 2025, the fair value of our investment portfolio was $880,215 and was composed of investments in 24 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of June 30, 2025 and September 30, 2024, all of our debt investments were floating rate loans. As of June 30, 2025 and September 30, 2024, all of our investments were in the U.S. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
As of June 30, 2025 and September 30, 2024, our investment portfolio consisted of the following:

	June 30, 2025	September 30, 2024
Cost:
Senior secured debt	99.42%	99.11%
Preferred equity	0.58%	0.89%
Total	100.00%	100.00%

	June 30, 2025	September 30, 2024
Fair Value:
Senior secured debt	99.30%	99.00%
Preferred equity	0.70%	1.00%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2025	September 30, 2024
Fair Value:
Application Software	18.54%	28.21%
Health Care Services	12.93%	16.55%
Specialized Consumer Services	7.80%	—%
Health Care Equipment	7.31%	—%
Building Products	6.54%	—%
Communications Equipment	6.53%	10.64%
Aerospace & Defense	6.34%	4.49%
Insurance Brokers	6.12%	6.93%
Life Sciences Tools & Services	5.57%	—%
Packaged Foods & Meats	5.00%	7.51%
Construction Machinery & Heavy Transportation Equipment	4.57%	5.64%
Diversified Support Services	3.18%	11.89%
Health Care Technology	3.05%	4.71%
Financial Exchanges & Data	2.25%	3.43%
Air Freight & Logistics	2.17%	—%
Soft Drinks & Non-alcoholic Beverages	2.10%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2025 and September 30, 2024 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and nine months ended June 30, 2025 and June 30, 2024
Investment Income
Total investment income for the three months ended June 30, 2025 was $21,728 and consisted of $21,674 of interest income (including $165 of PIK interest income) primarily from portfolio investments and $54 of fee income. Total investment income for the three months ended June 30, 2024 was $13,853 and consisted of $13,851 of interest income (including $372 of PIK interest income) and $2 of fee income primarily from portfolio investments. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio.
Total investment income for the nine months ended June 30, 2025 was $62,652 and consisted of $62,108 of interest income (including $1,032 of PIK interest income) primarily from portfolio investments and $544 of fee income. Total investment income for the nine months ended June 30, 2024 was $30,985 and consisted of $30,320 of interest income (including $624 of PIK interest income) and $665 of fee income primarily from portfolio investments. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of June 30, 2025 and June 30, 2024, the weighted average yield on our debt investments was 10.3% and 11.3%, respectively.
Expenses
Net expenses for the three and nine months ended June 30, 2025 were $9,934 and $28,552, respectively. Net expenses increased significantly for the three and nine months ended June 30, 2025, as compared to the three and nine months ended June 30, 2024. The increase in net expenses was primarily driven by a larger investment portfolio attributable to new capital raised from the issuance of common units and an increase in borrowings outstanding. Net expenses consisted of the following:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Expenses:
Base management fee	$2,096	$1,039	$5,573	$2,308
Professional fees	230	419	813	695
Directors fees	118	118	356	356
Organization expenses	2	—	2	5
Amortization of deferred offering costs	—	59	—	233
Interest expense	7,639	5,678	22,274	10,177
Administrator expense	181	88	368	313
General and administrative expenses	160	78	473	221
Total expenses	$10,426	$7,479	$29,859	$14,308
Management fees waived	(492)	(244)	(1,307)	(541)
Net expenses	$9,934	$7,235	$28,552	$13,767

Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $1,813 and $2,464 for the three and nine months ended June 30, 2025, respectively, which was primarily driven by net unrealized depreciation on debt investments, partially offset by unrealized appreciation on foreign currency forward contracts.
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
During the three months ended June 30, 2025 and 2024, we recorded aggregate net realized gains (losses) of ($730) and $4, respectively. During the nine months ended June 30, 2025 and 2024, we recorded aggregate net realized gains (losses) of ($730) and $56, respectively.
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
For the nine months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents of $115,146. During that period, $281,810 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $166,718, due primarily from $45,001 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, $89,600 of proceeds from the issuance of common units and $65,693 of net proceeds from secured borrowings, partially offset by $33,500 of distributions paid to unitholders.
For the nine months ended June 30, 2024, we experienced a net increase in cash and cash equivalents of $40,854. During that period, $335,054 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $375,908, due primarily from $155,000 of net borrowings under the Subscription Facility, as lender, $153,000 of proceeds from the issuance of common units and $88,408 of net proceeds from secured borrowings, partially offset by $20,100 of distributions paid to unitholders.
As of June 30, 2025, we had $92,198 of cash and cash equivalents, portfolio investments (at fair value) of $880,215, $4,381 of interest receivable, $25,499 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $412,001 of borrowings outstanding under the Subscription Facility and $118,457 of secured borrowings.
As of September 30, 2024, we had $207,344 of cash and cash equivalents, portfolio investments (at fair value) of $575,225, $2,861 of interest receivable, $70,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $367,000 of borrowings outstanding under the Subscription Facility and $52,764 of secured borrowings.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $165,498 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of June 30, 2025	Weighted average debt outstanding for the nine months ended June 30, 2025	Maximum debt outstanding for the nine months ended June 30, 2025
Subscription Facility	$367,000	$412,001	$341,597	$412,001
Secured borrowings	52,764	118,457	57,722	118,457
Total debt	$419,764	$530,458	$399,319

	Payments due by period as of June 30, 2025
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$412,001	$412,001	$—	$—
Interest due on Subscription Facility	6,587	6,587	—	—
Secured borrowings	118,457	118,457	—	—
Interest due on secured borrowings	762	762	—	—
Total	$537,807	$537,807	$—	$—

Equity Activity
During the three months ended June 30, 2025, we did not issue any units. During the nine months ended June 30, 2025, we issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of June 30, 2025, we had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
During the three months ended June 30, 2024, we issued and sold 4,407,280 units at an aggregate purchase price of $89,600. During the nine months ended June 30, 2024, we issued and sold 7,530,432 units at an aggregate purchase price of $153,000.
Distributions
The following table reflects the distributions that we paid on our units during the nine months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	$11,000
May 8, 2025	May 15, 2025	June 2, 2025	$11,500
Total for the nine months ended June 30, 2025			$33,500
The following table reflects the distributions that we paid on our units during the nine months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
May 9, 2024	June 15, 2024	June 28, 2024	$8,100
Total for the nine months ended June 30, 2024			$20,100
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of June 30, 2025, we had $530,458 in outstanding senior securities and our asset coverage was 185.08%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of June 30, 2025, the Subscription Facility provides for borrowings of up to $437,500 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 25, 2025. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 2.30% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 1.30% per annum, (b) the Federal Funds Rate plus 1.80% per annum, and (c) Daily Simple SOFR in effect for such day plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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

As of June 30, 2025, we had $412,001 outstanding under the Subscription Facility, which had a fair value of $412,001. As of September 30, 2024, we had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 6.75% and 7.92% for the nine months ended June 30, 2025 and 2024, respectively. For the three and nine months ended June 30, 2025, we recorded interest expense (inclusive of fees) of $6,407 and $18,974, respectively, related to the Subscription Facility. For the three and nine months ended June 30, 2024, we recorded interest expense (inclusive of fees) of $3,996 and $6,441, respectively, related to the Subscription Facility.
Secured Borrowings
As of June 30, 2025 and September 30, 2024, we had $118,457 and $52,764 of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 7.54% and 8.53% for the nine months ended June 30, 2025 and 2024, respectively. We recorded $1,232 and $3,300 of interest expense, respectively, in connection with secured borrowings for the three and nine months ended June 30, 2025. We recorded $1,682 and $3,736 of interest expense, respectively, in connection with secured borrowings for the three and nine months ended June 30, 2024.
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
Recent Developments
Distribution Declaration

On August 6, 2025, our board of directors declared a distribution of $12,000, payable in cash on September 26, 2025 to unitholders of record as of September 15, 2025.
BofA Facility

On July 29, 2025, we entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), our wholly owned subsidiary, as borrower, us, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. The Credit Agreement provides for a senior secured revolving credit facility (the “BofA Facility”) that permits us to borrow up to $600,000 (with an “accordion” feature that permits us, under certain circumstances, to increase the size of the Credit Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.

The Credit Facility is secured by a first priority security interest in substantially all of OLPG SPV’s assets. From time to time, we expect to sell certain loans to OLPG SPV pursuant to a Loan Sale Agreement, dated July 29, 2025, between us, as the seller, and OLPG SPV, as the purchaser. We have made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the BofA Facility, are subject to the leverage restrictions contained in the Investment Company Act.

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
As of June 30, 2025 and September 30, 2024, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of June 30, 2025 and September 30, 2024 was as follows:

	June 30, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$—	—%	$40,933	7.19%
>0% and <1%	702,615	80.39	380,018	66.73
1%	171,419	19.61	148,527	26.08
>1%	—	—	—	—
Total	$874,034	100.00%	$569,478	100.00%

Based on our Statements of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$21,557	$(10,300)	$11,257
200	17,122	(8,240)	8,882
150	12,687	(6,180)	6,507
100	8,252	(4,120)	4,132
50	4,023	(2,060)	1,963

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(3,989)	$2,060	$(1,929)
100	(7,977)	4,120	(3,857)
150	(11,966)	6,180	(5,786)
200	(15,954)	8,240	(7,714)
250	(19,908)	10,300	(9,608)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2025 and September 30, 2024:

	June 30, 2025			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments	Borrowings
SOFR
30 day		$368,844	$412,001	$269,699	$367,000
90 day	422,006		—	306,120	—
180 day	82,333
CORRA
30 day	C$	9,354	—	—	—
TONA
90 day		¥1,000,150	—	—	—
Fixed rate	—		118,457	—	52,764

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2025 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended June 30, 2025, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: August 12, 2025