Form 10-K
period 2025-09-30
Oaktree Gardens OLP, LLC
filed 2025-12-18
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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

As of March 31, 2025, there was no established public market for the registrant's common units.

The registrant had 22,217,028 common units outstanding as of December 17, 2025.

OAKTREE GARDENS OLP, LLC

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

Formation Transactions

We were organized on February 6, 2023 as a Delaware limited liability company. We are conducting a private offering (the “Private Offering”) of our common units of limited liability company interest to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing during the Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase common units. Each investor is required to enter into a subscription agreement with us in connection with its Capital Commitment (a “Subscription Agreement”). On May 4, 2023, we completed our initial closing (the “Initial Closing”) pursuant to which we accepted an aggregate of $1.28 billion of Capital Commitments to purchase common units. Investors are required to fund drawdowns to purchase common units up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days’ prior notice (excluding the initial drawdown). If an investor’s Subscription Agreement is accepted in whole or in part by the Adviser on our behalf, then upon the acquisition of common units, the investor will become a unitholder, subject to the terms and conditions set forth in the Subscription Agreement and our limited liability company agreement (as amended, restated or supplemented from time to time, the “LLC Agreement”).

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

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Oaktree Capital Management, L.P. (“OCM”), a leader among global investment managers specializing in alternative investments. Formed in April 1995 and headquartered in Los Angeles, California, with more than 1,400 employees in offices in 26 cities worldwide, Oaktree had approximately $218 billion of assets under management as of September 30, 20251. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including mezzanine finance, high yield debt and senior loans), control investing, real estate, opportunistic credit, convertible securities, listed equities and multi-strategy solutions.

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

Oaktree Senior Executives
The current senior executives of Oaktree are Howard Marks, Bruce Karsh, Robert O'Leary, Armen Panossian, Todd Molz, John Frank and Sheldon Stone. The original founders formed Oaktree in April 1995 after having managed funds in the high yield bond, opportunistic credit, private equity and convertible securities areas of Trust Company of the West for approximately 10 years. The senior executives have led the investment of clients’ funds in the consistent, risk-controlled manner called for by Oaktree’s philosophy, generally resulting in what Oaktree believes to be an impressive track record, reduced risk and satisfied clients.

Oaktree’s Professionals
Oaktree is dedicated to highly professional management in a limited number of specialized investment niches. As of September 30, 2025, Oaktree had more than 1,400 professionals in 26 cities and 18 countries, including a deep and broad credit platform drawing from more than 375 highly experienced investment professionals with significant origination, structuring and underwriting experience. Specifically, the Private Credit group that is responsible for implementing our investment strategy consists of a deep and experienced team of Investment Professionals led by Armen Panossian, our Chief Executive Officer and Co-Chief Investment Officer, who focus on the investment strategy employed by the Adviser and certain of its affiliates.

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

Oaktree’s Ownership
Oaktree’s asset management business is indirectly controlled by Oaktree Capital Holdings, LLC (“OCH”) (which changed its name on March 15, 2024 from Atlas OCM Holdings, LLC). As of September 30, 2025, approximately 74% of our business is indirectly owned by Brookfield Corporation and Brookfield Asset Management Ltd. (collectively “Brookfield”) and the remaining approximately 26% is owned by current and former Oaktree executives and employees (including certain related persons and trusts/investment entities). Brookfield’s ownership interest in our business is held through Brookfield Oaktree Holdings, LLC (“BOH”), OCH and related entities. The current and former Oaktree executives and employees (including certain related persons and trusts/investment entities) hold their interests through Oaktree Capital Group Holdings, L.P. ("OCGH"), Oaktree Equity Plan, L.P. and Oaktree Equity Plan II, L.P.

Brookfield Asset Management Transaction
On March 13, 2019, Brookfield Asset Management Inc. (“Brookfield Inc.”) and OCGH announced that they had entered into an agreement pursuant to which Brookfield Inc. would acquire a majority interest in Oaktree’s business. The transaction closed on September 30, 2019. Upon the closing of the transaction, Brookfield Inc. acquired approximately 61.2% of the Oaktree business and BOH’s Class A common units ceased to be publicly traded. In addition to acquiring all outstanding Class A common units held by the public, Brookfield Inc. purchased all remaining equity interests held by the outside institutional investors who had acquired equity in 2004 and 2007 and a portion of the non-public equity interests held by current and former Oaktree executives and employees. Both Brookfield Inc. and Oaktree continue to operate their respective businesses independently, partnering to leverage their strengths, with each remaining under its prior brand and led by its prior management and investment teams. In connection with the 2019 transaction, Brookfield Inc. agreed to purchase the remainder of Oaktree’s business over a number of years from the current and former Oaktree executives and employees who own those equity interests. Such sales have occurred annually since 2020, with Brookfield Inc. acquiring an incremental 13.0% interest in Oaktree’s business.
As part of the 2019 transaction, after an initial period of up to seven years from the date of the transaction closing, Brookfield would have had the right to appoint a majority of Oaktree's board of directors and assume control of Oaktree's business if it chose to do so. On October 13, 2025, Oaktree and Brookfield announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own such that, upon completion of the proposed transaction, Brookfield will own 100% of Oaktree. The transaction is expected to close in the first quarter of 2026. Following the closing of such transaction, Brookfield will have the right to appoint a majority of Oaktree's board of directors and assume control of Oaktree's business if it chooses to do so.

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

Screen

The Adviser is highly selective in making new investments. The initial screening process typically includes a review of the proposed capital structure of the target portfolio company (including level of assets or enterprise value coverage), the company’s management team and its equity ownership levels, the viability of its long-term business model, forecasted financial statements and liquidity profile. In addition, the Adviser may assess industry and macroeconomic trends, potential catalysts that may create enhanced value in the investment, and the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.

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

Preferred Stock

We may purchase preferred stock that ranks below debt and above common equity in a company’s capital structure. A typical preferred stock investment will have a fixed dividend payment rate, a redemption period, and an equity component in the form of warrants, convertibility, and/or purchased equity, but occasionally, it may also include such features as (a) contingent or varying dividend rates, (b) the issuance of additional preferred stock as payment-in-kind ("PIK") dividends, (c) original issuance at a deep discount with no dividend payments or (d) convertibility into common stock.

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

In addition, the Adviser, the Investment Professionals, our executive officers and directors, and other current and future principals of the Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Oaktree. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by the Adviser or its affiliates (including any proprietary account, an "Other Oaktree Fund") may have investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of the Adviser and other operations of Oaktree. See “—Allocation of Investment Opportunities and Potential Conflicts of Interest” below.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are taking advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). We are not taking advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

On November 14, 2025, OCM received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM and Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions thereof (the “Exemptive Relief”). Oaktree operates under a new form of Exemptive Relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior form of relief. Under the Exemptive Relief, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating Other Oaktree Fund. The requirements of the Exemptive Relief (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other BDCs and interval funds managed by Oaktree, potentially will impact the investment allocations among other participating Accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Relief or the rules and other guidance promulgated by the SEC and its Staff under the Investment Company Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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
•tax-exempt organizations, private college and university endowments, charitable remainder trusts or governmental organizations;
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

Regulated Investment Company Classification

We have elected to be treated, and intend to operate in a matter so as to continuously qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on our net investment income or capital gains that we timely distribute (or is deemed to distribute, except with respect to certain retained capital gains as discussed below) to our unitholders as dividends. Instead, dividends that we distribute (or are deemed to timely distribute) generally will be taxable to unitholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to unitholders. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to its unitholders, for each taxable year, generally an amount equal to at least 90% of our “investment company taxable income,” as defined by the Code, for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

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

Code of Ethics

We have adopted a joint code of ethics with OCSL and OSCF pursuant to Rule 17j-1 under the Investment Company Act and have also approved Oaktree’s code of ethics that was adopted by it under Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the applicable code’s requirements. The codes of ethics are available upon request.

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

Many factors affect the appeal and availability of investments in companies and the securities, investments and obligations that are our focus. The success of our activities could be materially adversely affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), trade barriers and currency exchange controls, and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) in respect of the countries in which we may invest, as well as by numerous other factors outside the control of the Adviser or its affiliates. These factors may affect the level and volatility of securities prices and the liquidity of our investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. These events could limit our investment originations, limit our ability to grow, negatively impact our operating results.

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

As a BDC, we may issue “senior securities,” including borrowing money from banks or other financial institutions so long as we meet an asset coverage ratio, as calculated in the Investment Company Act, of at least 150%, after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies, to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, if any, repay a portion of such indebtedness at a time when such sales may be disadvantageous.

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

We are subject to risks associated with international conflicts.

Wars and other international conflicts, such as the Israeli-Palestinian conflict and the ongoing military conflict between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have put in place sanctions and other severe restrictions or prohibitions on certain of the countries involved, as well as related individuals and businesses. However, the ultimate impact of these conflicts and their effect on global economic and commercial activity and conditions, and on the operations, financial condition and performance of us or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.

These conflicts may have a significant adverse impact and result in significant losses to use. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. It may also limit our ability to source, due diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

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

Furthermore, the securities, swaps and futures markets are subject to comprehensive statutes, regulations and margin requirements. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The SEC adopted Rule 18f-4 under the Investment Company Act, which governs our use of derivatives. The SEC, the CFTC, other regulators and SROs and exchanges are authorized to take extraordinary actions in the event of market emergencies and retain the right to suspend or limit trading in securities, which could expose us to losses. The effect of any future regulatory change on us could be substantial and adverse.

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

We are subject to risks associated with respect to sustainability matters.

Oaktree has established a Sustainability Policy, which the Adviser intends to apply to our investments as applicable, consistent with and subject to applicable fiduciary duties and any legal, regulatory or contractual requirements. Depending on the investment, sustainability factors could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors is subjective by nature, Oaktree may be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of sustainability factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party advisor will reflect the views, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Although Oaktree views the consideration of sustainability to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, Oaktree cannot guarantee that its sustainability program, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or us as a whole. Similarly, to the extent the Adviser or a third-party advisor engages with portfolio investments on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party advisor will depend on the Adviser’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material ESG and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of ESG factors on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment strategy. ESG factors and sustainability, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by us, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The Adviser does not intend to independently verify certain of the sustainability information reported by our investments, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. Any sustainability reporting will be provided in the Adviser’s sole discretion.

In addition, Oaktree’s Sustainability Policy and associated procedures and practices are expected to change over time. Oaktree is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of our investment strategy, including with respect to its sustainability program, whether with respect to one or more individual investments or to our portfolio generally. Sustainability-related statements, initiatives and goals as described in this annual report on Form 10-K with respect to our investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved other than as set out in any applicable regulatory disclosures, including those made pursuant to Regulation (EU) 2019/2088 (the "SFDR").

Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Oaktree’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Oaktree’s Sustainability Policy does not represent a universally recognized standard for assessing sustainability considerations. Any sustainability-related initiatives to which Oaktree is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that Oaktree will remain a signatory, supporter or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.

Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives or issued related legal opinions and pursued related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address sustainability matters, climate change or climate-related risk. Further, some conservative groups and federal and state officials general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the Trump Administration signed a number of Executive Orders focused on diversity, equity and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and are being implemented in a wide range of federal policies, regulations, and other initiatives. Anti-ESG and anti-DEI-related policies legislation, initiatives, litigation, legal opinions, and scrutiny could result in Oaktree facing additional compliance obligations, becoming the subject of investigations, litigation or enforcement actions, or sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in us.

Regulators in jurisdictions, including in the U.S.,UK and EU, have shown interest in improving transparency around the role of sustainability in asset managers’ investment processes in order to allow investors to better understand, scrutinize and validate sustainability-related and other claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing sustainability policies and procedures to meet sustainability commitments to investors. Compliance with regulations concerning asset managers’ sustainability and sustainability disclosures, including those set forth below, results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject Oaktree or us to additional compliance burdens, costs, and/or enforcement risks, or impact our ability to deliver on our investment strategy. Oaktree cannot guarantee that its current approach to sustainability (including the Sustainability Policy) will meet future regulatory requirements.

We, Oaktree and/or our portfolio companies may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters (collectively, “Sustainability Disclosure Laws”). In the fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act (AB-1305), which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks and opportunities on a “double materiality” basis. In addition to assessing the financial materiality of a sustainability matter, sustainability matters that pertain to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-, or long-term must be disclosed. Impacts may include those connected with the entity’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other sustainability topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

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

There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with other asset managers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks, including the International Capital Market Association’s Green Bond, Social Bond or Sustainability Linked Bond Principles, or the Green Loan, Social Loan, and/or Sustainability-Linked Loan Principles published by the Loan Market Association, Loan Syndications and Trading Association, and the Asia Pacific Loan Market Association (together, the “Principles”). Furthermore, to the extent any of such financing arrangement is considered to be aligned with any relevant Principles at origination by us, there is no guarantee that such financing will maintain alignment with the Principles over the relevant term. Any declassification and/or deviation with the applicable Principles may expose us and/or Oaktree to certain investigations, claims, and/or allegations, which may lead to increased costs and/or result in adverse consequences for certain investors with sustainability-aligned portfolio mandates.

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

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit Oaktree, the Investment Professionals and us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We, Oaktree and the Investment Professionals may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where Oaktree or its portfolio companies do business have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

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

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), as well as the rapid growth and widespread use thereof, pose risks to us, Oaktree and our portfolio investments. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render Oaktree’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. Oaktree expects to utilize Machine Learning Technology (including Machine Learning Technology developed by Oaktree) in connection with its business activities, including investment and reporting activities. The costs of Machine Learning Technology, including service provider costs and Oaktree’s costs of developing its own Machine Learning Technology, will generally be borne by us.

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

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error – potentially materially so – and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. Even where Machine Learning Technology is utilizing accurate data, it could, nonetheless, output results that contain, in whole or in part, inaccurate information, which may be difficult or impossible to identify, and it may be difficult or impossible to modify such Machine Learning Technology to eliminate these occurrences. Additionally, the ongoing development, maintenance and operation of Machine Learning Technology is expensive and complex and may involve unforeseen difficulties, including material performance problems and undetected defects or errors. To the extent that we, Oaktree or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, Oaktree or our portfolio investments. Conversely, to the extent competitors of Oaktree and its portfolio companies utilize Machine Learning Technology more extensively than Oaktree and its portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

In addition, many jurisdictions have passed or are considering laws and regulations concerning Machine Learning Technology, the impact of which is unknown. Any of the foregoing factors could have a material and adverse effect on us, Oaktree and/or our portfolio companies. Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate

("SOFR"), the Sterling Overnight Index Average, the federal funds rate, prime rate or any other offered rate, benchmark or index (collectively, “Benchmark Rates”). An increase in interest rates will make it more difficult for our portfolio companies to service their debt obligations (including under the debt investments that we will hold) and increase the likelihood of defaults even if our investment income increases in the short term. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which could have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return will have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

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

In November 2020, the SEC adopted Rule 18f-4 under the Investment Company Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rule, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. We intend to conduct our operations so as to qualify as a limited derivatives user. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to potential allegations of lender liability. In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our and our affiliates’ investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.

If we purchase loans of an affiliate in the secondary market at a discount, (a) a court might require us to disgorge profit we realize if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (b) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

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

In addition, the activities of portfolio companies of Other Oaktree Funds can have an effect on the existing investments of and/or investment opportunities available to us. For example, any such investment could result in antitrust complexities for us, or any such investment in a particular industry could limit our ability to pursue other opportunities within the same or related industries. Furthermore, the activities of such portfolio companies of Other Oaktree Funds have the ability to subject us and/or our portfolio companies and/or issuers to laws, rules and/or regulations of U.S., European and/or any other jurisdictions, in each case, that would not otherwise be applicable to us or our portfolio companies or issuers. Compliance with such laws, rules and regulations may place material burdens and/or limitations on, and may give rise to material costs borne by, us and/or our portfolio companies and/or issuers (including payment of back-taxes and penalties and compliance with additional reporting obligations), any or all of which may have a material adverse effect on our activities and operations.

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

Our investments may include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
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

Risks Related to an Investment in the Company and Our Common Units

We have limited operating history.

Although the Adviser utilizes experienced professionals who have successfully pursued an investment strategy similar to ours, we have a limited operating history upon which to evaluate our likely performance. The past performance of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective is not indicative of our future performance and provides no assurance of our future results.

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

On September 26, 2023, we entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation, as lender and on July 29, 2025, we entered into a senior secured revolving credit facility (the "BofA Facility") with Bank of America, N.A., as administrative agent. Capital calls, including those used to pay interest and principal on the Subscription Facility and any other indebtedness we may have in the future, may be “batched” together into larger, less frequent capital calls, with our interim capital needs being satisfied by our borrowing money from the Subscription Facility or such other indebtedness. In particular, our capital needs during the fundraising period may be met through drawdowns from the Subscription Facility rather than capital calls. The interest expense and other costs of any such borrowings will be our expenses and, accordingly, decrease our net returns. The use of a Subscription Facility may present conflicts of interest because the use of such a facility may result in a higher reported internal rate of return on the investment than if the facility had not been utilized and instead the applicable unitholders’ capital had been contributed at the inception of the investment. The costs and expenses of any such borrowings will be borne by us, which would be expected to diminish net cash on cash returns. Subject to any limitations in the LLC Agreement, the use of the Subscription Facility and the BofA Facility by us is within the Adviser’s discretion.

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

As of September 30, 2025, we had $83.5 million of outstanding indebtedness under the Subscription Facility, $445.0 million of indebtedness outstanding under the BofA Facility and zero secured borrowings outstanding. These debt instruments require periodic payments of interest. As of September 30, 2025, our borrowings bore interest at a weighted average interest rate of 5.91% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2025 total assets of at least 3.18%. If we are unable to meet the financial obligations under the Subscription Facility or the BofA Facility, the lenders under such facility will have a superior claim to our assets over our unitholders.

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

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to unitholders	-28.58%	-17.74%	-6.90%	3.94%	14.78%

For purposes of this table, we have assumed $981.0 million in total assets (less all liabilities and indebtedness not represented by senior securities), $528.5 million in debt outstanding, $452.5 million in net assets as of September 30, 2025, and a weighted average interest rate of 5.91% as of September 30, 2025 (exclusive of deferred financing costs). Actual interest payments may be different.

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

Actual and potential conflicts between the Adviser and its affiliates, on one hand, and us and our portfolio companies, on the other hand, are expected to occur. Oaktree manages the Other Oaktree Funds, which present the possibility of overlapping investments, and thus the potential for conflicts of interest. Many of the investments targeted by us potentially will be appropriate for certain Other Oaktree Funds, and in retrospect or at different points in the market cycle, investments that were made by us may seem more appropriate for an Other Oaktree Fund, and vice versa. In particular, we will be part of Oaktree’s Private Credit strategy, which is a combination of Oaktree’s Strategic Credit, U.S. Private Debt and European Private Debt strategies. Many of the investments targeted by us may be appropriate for Other Oaktree Funds within those strategies. Our unitholders will have no ability to challenge such allocation so long as it was made in good faith in accordance with the procedures discussed in “Item 1. Business—Allocation of Investment Opportunities and Potential Conflicts of Interest”. Such procedures give Oaktree broad authority to allocate investment opportunities, notwithstanding the potential conflicts of interest that may exist. For example, economic and liquidity provisions may differ significantly between us and the Other Oaktree

Funds, creating an economic incentive for Oaktree to allocate investments that may be appropriate for a lower fee or more liquid strategy to a higher fee or less liquid strategy.

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

Within Oaktree’s Private Credit strategy, Oaktree currently manages and will continue to raise additional separately managed accounts, private commingled funds and public or private BDCs. Each of these BDCs, funds and accounts may have a substantially similar investment focus as us, although some may invest a larger percentage, as compared to us, of its total assets or total capital commitments, whichever is greater, in any one issuer or consolidated issuer group, some may not originate loans to U.S. borrowers, and some will not invest in any investment that is categorized as a Level 3 asset under GAAP at the time of acquisition. Oaktree has formed Oaktree Lending Partners (Unlevered), SCSp, Oaktree Lending Partners (Unlevered), L.P. and Oaktree Lending Partners (Acquisition), L.P. which co-invest with us and may form one or more additional parallel funds and/or separate accounts that will co-invest with us. In addition, Oaktree may form parallel funds and/or separate accounts alongside any of such funds and accounts and may raise other funds and accounts within the Private Credit strategy in the future. All of such funds and accounts, whether now existing or subsequently created, are referred to herein collectively as the “Related Private Credit Funds.”

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

On November 14, 2025, OCM received the Exemptive Relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM and Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions thereof. Oaktree operates under a new form of Exemptive Relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior form of relief. Under the Exemptive Relief, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating Other Oaktree Fund. The requirements of the Exemptive Relief (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other BDCs and interval funds managed by Oaktree, potentially will impact the investment allocations among other participating Accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Relief or the rules and other guidance promulgated by the SEC and its Staff under the Investment Company Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute (or are deemed to distribute, except with respect to certain retained capital gains as discussed below) to the unitholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 25 years in managing global IT operations in a wide range of areas, including cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.

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
Holders
As of December 16, 2025, there was one holder of record of our units.
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
•the ability of Oaktree to implement its future plans with respect to our business and to achieve our investment objective;
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDCs and RICs; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our board of directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets, including unfunded commitments, on at least a quarterly basis in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of our investments as of September 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

As of September 30, 2025, we held $912,864 of investments at fair value, up from $575,225 held as of September 30, 2024, primarily driven by new investment purchases during the year ended September 30, 2025.
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
As of September 30, 2025 and September 30, 2024, there were no investments on non-accrual status.

Portfolio Composition

As of September 30, 2025, the fair value of our investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of September 30, 2024, the fair value of our investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of September 30, 2025 and September 30, 2024, all of our debt investments were floating rate loans. As of September 30, 2025 and September 30, 2024, all of our investments were in the U.S. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
As of September 30, 2025 and September 30, 2024, our investment portfolio consisted of the following:

	September 30, 2025	September 30, 2024
Cost:
Senior secured debt	99.44%	99.11%
Preferred equity	0.56%	0.89%
Total	100.00%	100.00%

	September 30, 2025	September 30, 2024
Fair Value:
Senior secured debt	99.36%	99.00%
Preferred equity	0.64%	1.00%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2025	September 30, 2024
Fair Value:
Application Software	15.36%	28.21%
Health Care Services	12.22%	16.55%
Specialized Consumer Services	7.50%	—%
Health Care Equipment	7.00%	—%
Building Products	6.35%	—%
Communications Equipment	6.19%	10.64%
Aerospace & Defense	6.15%	4.49%
Insurance Brokers	6.06%	6.93%
Life Sciences Tools & Services	5.34%	—%
Construction Machinery & Heavy Transportation Equipment	4.81%	5.64%
Packaged Foods & Meats	4.81%	7.51%
Drug Retail	4.54%	—%
Diversified Support Services	4.08%	11.89%
Health Care Technology	2.90%	4.71%
Air Freight & Logistics	2.51%	—%
Financial Exchanges & Data	2.16%	3.43%
Soft Drinks & Non-alcoholic Beverages	2.02%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2025 and September 30, 2024 in our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of fiscal years ended September 30, 2025 and September 30, 2024
Investment Income
Total investment income for the fiscal year ended September 30, 2025 was $87,353 and consisted of $86,781 of interest income (including $1,504 of PIK interest income) primarily from portfolio investments and $572 of fee income. Total investment income for the fiscal year ended September 30, 2024 was $47,337 and consisted of $46,506 of interest income (including $1,057 of PIK interest income) primarily from portfolio investments and $831 of fee income primarily driven by prepayment fees. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of September 30, 2025, the weighted average yield on our debt investments was 9.8%, down from 10.9% as of September 30, 2024. Based on fair value as of September 30, 2025, the weighted average yield on our total portfolio was 9.7%, down from 10.8% as of September 30, 2024.
Expenses
Net expenses for the fiscal year ended September 30, 2025 were $39,864, up significantly from $21,413 for the fiscal year ended September 30, 2024. The increase in net expenses was primarily driven by a larger investment portfolio attributable to new capital raised from the issuance of common units and an increase in borrowings outstanding. Net expenses consisted of the following:

	For the fiscal year ended September 30, 2025	For the fiscal year ended September 30, 2024
Expenses:
Base management fee	$7,830	$3,616
Professional fees	1,098	916
Directors fees	475	475
Organization expenses	2	5
Amortization of deferred offering costs	—	233
Interest expense	31,114	16,252
Administrator expense	546	410
General and administrative expenses	635	353
Total expenses	$41,700	$22,260
Management fees waived	(1,836)	(847)
Net expenses	$39,864	$21,413

Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $4,938 for the fiscal year ended September 30, 2025, which was primarily driven by net unrealized depreciation on debt investments, partially offset by unrealized appreciation on foreign currency forward contracts.
Net unrealized appreciation was $5,602 for the fiscal year ended September 30, 2024, which was primarily driven by net unrealized appreciation on debt investments, partially offset by unrealized depreciation on foreign currency forward contracts.
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
During the fiscal years ended September 30, 2025 and 2024, we recorded aggregate net realized gains (losses) of ($420) and $57, respectively.
Comparison of Year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023
The comparison of the fiscal year ended September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2024.
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
For the fiscal year ended September 30, 2025, we experienced a net decrease in cash and cash equivalents of $167,022. During the year, $319,113 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $152,148, due primarily from $445,000 of net borrowings under the BofA Facility and $91,547 of proceeds from the issuance of common units, partially offset by $283,500 of net repayments under the Subscription Facility, $52,764 of net repayments from secured borrowings and $45,500 of distributions paid to unitholders.
For the fiscal year ended September 30, 2024, we experienced a net increase in cash and cash equivalents of $70,265. During the year, $436,544 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $506,809, due primarily from $292,000 of net borrowings under the Subscription Facility, $191,400 of proceeds from the issuance of common units and $52,764 of net proceeds from secured borrowings, partially offset by $27,300 of distributions paid to unitholders.

As of September 30, 2025, we had $40,322 of cash and cash equivalents, portfolio investments (at fair value) of $912,864, $28,002 of due from portfolio companies, $5,159 of interest receivable, $196,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $83,500 of borrowings outstanding under the Subscription Facility, $155,000 of undrawn capacity on the BofA Facility (subject to borrowing base and other limitations), $445,000 of borrowings outstanding under the BofA Facility and zero secured borrowings.
As of September 30, 2024, we had $207,344 of cash and cash equivalents, portfolio investments (at fair value) of $575,225, $2,861 of interest receivable, $70,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $367,000 of borrowings outstanding under the Subscription Facility and $52,764 of secured borrowings.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $153,373 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility, the BofA Facility and our secured borrowings:

	Debt Outstanding as of September 30, 2024	Debt Outstanding as of September 30, 2025	Weighted average debt outstanding for the fiscal year ended September 30, 2025	Maximum debt outstanding for the fiscal year ended September 30, 2025
Subscription Facility	$367,000	$83,500	$295,821	$412,001
BofA Facility	—	445,000	71,822	445,000
Secured borrowings	52,764	—	55,497	118,457
Total debt	$419,764	$528,500	$423,140

	Payments due by period as of September 30, 2025
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$83,500	83,500	$—	$—
Interest due on Subscription Facility	4,962	4,962	—	—
BofA Facility	445,000	—	—	445,000
Interest due on BofA Facility	126,847	26,262	52,524	48,061
Total	$660,309	$114,724	$52,524	$493,061

Equity Activity
During the year ended September 30, 2025, we issued and sold 4,453,216 units at an aggregate purchase price of $91,547. As of September 30, 2025, we had issued and sold 22,171,430 units since inception at an aggregate purchase price of $449,247, which represented approximately 35% of total committed capital.
During the year ended September 30, 2024, we issued and sold 9,412,785 units at an aggregate purchase price of $191,400. As of September 30, 2024, we had issued and sold 17,718,214 units since inception at an aggregate purchase price of $357,700, which represented approximately 28% of total committed capital.
Distributions
The following table reflects the distributions that we paid on our units during the fiscal year ended September 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	$11,000
May 8, 2025	May 15, 2025	June 2, 2025	$11,500
August 6, 2025	September 15, 2025	September 26, 2025	$12,000
Total for the year ended September 30, 2025			$45,500
The following table reflects the distributions that we paid on our units during the fiscal year ended September 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
May 9, 2024	June 15, 2024	June 28, 2024	$8,100
August 8, 2024	September 16, 2024	September 30, 2024	$7,200
Total for the year ended September 30, 2024			$27,300
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of September 30, 2025, we had $528,500 in outstanding senior securities and our asset coverage was 185.61%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of September 30, 2025, the Subscription Facility provides for borrowings of up to $280,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of September 30, 2025, we had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. As of September 30, 2024, we had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 6.72% and 7.87% for the fiscal years ended September 30, 2025 and 2024, respectively. For the fiscal years ended September 30, 2025 and 2024, we recorded interest expense (inclusive of fees) of $22,176 and $11,095, respectively, related to the Subscription Facility.
BofA Facility
On July 29, 2025, we entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), our wholly owned subsidiary, as borrower, us, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. As of September 30, 2025, the Credit Agreement provides for the BofA Facility that permits us to borrow up to $600,000 (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the BofA Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.
The BofA Facility is secured by a first priority security interest in substantially all of OLPG SPV’s assets. From time to time, we expect to sell certain loans to OLPG SPV pursuant to a Loan Sale Agreement, dated July 29, 2025, between us, as the seller, and OLPG SPV, as the purchaser. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the BofA Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of September 30, 2025, we had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. Our borrowings under the BofA Facility bore interest at a weighted average interest rate of 6.19% for the fiscal year ended September 30, 2025. For the fiscal year ended September 30, 2025, we recorded interest expense (inclusive of fees) of $4,706, related to the BofA Facility.
Secured Borrowings
As of September 30, 2025 and September 30, 2024, we had zero and $52,764 of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 7.52% and 8.80% for the fiscal years ended September 30, 2025 and 2024, respectively. We recorded $4,232 and $5,157 of interest expense, respectively, in connection with secured borrowings for the fiscal years ended September 30, 2025 and 2024.
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
Recent Developments
Distribution Declaration

On December 15, 2025, our board of directors declared a distribution of $16,000, payable in cash on December 29, 2025 to unitholders of record as of December 15, 2025.
Election of Chief Operating Officer

On December 15, 2025, Brett McKeone was elected as Chief Operating Officer effective as of December 31, 2025. Mr. McKeone, 49, is a Managing Director within Oaktree’s Global Private Debt strategy. Prior to joining Oaktree in 2007, he was a senior consultant in the Strategy and Operations practice of Deloitte Consulting LLP. Prior thereto, he was an analyst with Exxon Mobil Corporation. Mr. McKeone holds both M.S. and B.S. degrees in mechanical engineering from the Massachusetts Institute of Technology and an M.B.A. from the UCLA Anderson School of Management. He is a CFA charterholder.

Mr. McKeone has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of us, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. McKeone has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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
As of September 30, 2025 and September 30, 2024, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of September 30, 2025 and September 30, 2024 was as follows:

	September 30, 2025		September 30, 2024
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$—	—%	$40,933	7.19%
>0% and <1%	717,345	79.09	380,018	66.73
1%	189,650	20.91	148,527	26.08
>1%	—	—	—	—
Total	$906,995	100.00%	$569,478	100.00%

Based on our Statements of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$22,749	$(13,213)	$9,536
200	18,199	(10,570)	7,629
150	13,649	(7,928)	5,721
100	9,100	(5,285)	3,815
50	4,550	(2,643)	1,907

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(4,516)	$2,643	$(1,873)
100	(9,032)	5,285	(3,747)
150	(13,548)	7,928	(5,620)
200	(18,044)	10,570	(7,474)
250	(22,514)	13,213	(9,301)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2025 and September 30, 2024:

	September 30, 2025			September 30, 2024
($ in thousands)	Debt Investments		Borrowings	Debt Investments	Borrowings
SOFR
30 day		$452,772	$528,500	$269,699	$367,000
90 day	373,397		—	306,120	—
180 day	82,204
CORRA
30 day	C$	9,330	—	—	—
TONA
90 day		¥997,650	—	—	—
Fixed rate	—		—	—	52,764

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)	79
Consolidated Statements of Assets and Liabilities as of September 30, 2025 and September 30, 2024	80
Consolidated Statements of Operations for the years ended September 30, 2025 and September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	81
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2025 and September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	82
Consolidated Statements of Cash Flows for the years ended September 30, 2025 and September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	83
Consolidated Schedule of Investments as of September 30, 2025	84
Consolidated Schedule of Investments as of September 30, 2024	87
Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Oaktree Gardens OLP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Gardens OLP, LLC (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2025, and for the period from June 8, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2025, and for the period from June 8, 2023 (commencement of operations) to September 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2025 and 2024 by correspondence with the custodians, syndication agents, underlying investees and others; when replies were not received from syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Los Angeles, CA
December 17, 2025

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	September 30, 2025	September 30, 2024
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2025: $912,205; cost September 30, 2024: $569,556)	$912,864	$575,225
Cash and cash equivalents	40,322	207,344
Due from portfolio companies	28,002	—
Interest receivable	5,159	2,861
Deferred financing costs	2,989	1,518
Derivative asset at fair value	74	—
Other assets	127	125
Total assets	$989,537	$787,073
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$295	$402
Base management fee payable	1,728	1,002
Due to affiliates	1,732	1,076
Interest payable	4,813	419
Director fees payable	—	119
Secured borrowings	—	52,764
Credit facility payable	528,500	367,000
Total liabilities	537,068	422,782
Commitments and contingencies (Note 12)
Net assets:
Common units (22,171 and 17,718 units issued and outstanding as of September 30, 2025 and September 30, 2024, respectively)	449,247	357,700
Accumulated earnings	3,222	6,591
Total net assets (equivalent to $20.41 and $20.56 per common unit as of September 30, 2025 and September 30, 2024, respectively) (Note 10)	452,469	364,291
Total liabilities and net assets	$989,537	$787,073

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Fiscal year ended September 30, 2025	Fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Interest income:
Non-control/Non-affiliate investments	$82,409	$43,292	$3,307
Interest on cash and cash equivalents	2,868	2,157	397
Total interest income	85,277	45,449	3,704
PIK interest income:
Non-control/Non-affiliate investments	1,504	1,057	—
Total PIK interest income	1,504	1,057	—
Fee income:
Non-control/Non-affiliate investments	572	831	18
Total fee income	572	831	18
Total investment income	87,353	47,337	3,722
Expenses:
Base management fee	7,830	3,616	220
Professional fees	1,098	916	305
Directors fees	475	475	296
Organization expenses	2	5	78
Amortization of deferred offering costs	—	233	113
Interest expense	31,114	16,252	271
Administrator expense	546	410	69
General and administrative expenses	635	353	126
Total expenses	41,700	22,260	1,478
Management fees waived	(1,836)	(847)	(52)
Net expenses	39,864	21,413	1,426
Net investment income	47,489	25,924	2,296
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(5,012)	5,657	13
Foreign currency forward contracts	74	(55)	55
Net unrealized appreciation (depreciation)	(4,938)	5,602	68
Realized gains (losses):
Non-control/Non-affiliate investments	(65)	3	(56)
Foreign currency forward contracts	(355)	54	—
Net realized gains (losses)	(420)	57	(56)
Net realized and unrealized gains (losses)	(5,358)	5,659	12
Net increase (decrease) in net assets resulting from operations	$42,131	$31,583	$2,308
Net investment income per common unit — basic and diluted	$2.25	$2.17	$0.48
Earnings (loss) per common unit — basic and diluted (Note 5)	$2.00	$2.64	$0.49
Weighted average common units outstanding — basic and diluted	21,097	11,966	4,753

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)

	Fiscal year ended September 30, 2025	Fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Operations:
Net investment income	$47,489	$25,924	$2,296
Net unrealized appreciation (depreciation)	(4,938)	5,602	68
Net realized gains (losses)	(420)	57	(56)
Net increase (decrease) in net assets resulting from operations	42,131	31,583	2,308
Unit transactions:
Issuance of common units	91,547	191,400	166,300
Distributions to unitholders	(45,500)	(27,300)	—
Net increase (decrease) from unit transactions	46,047	164,100	166,300
Total increase (decrease) in net assets	88,178	195,683	168,608
Net assets at beginning of period	364,291	168,608	—
Net assets at end of period	$452,469	$364,291	$168,608
Net asset value per common unit	$20.41	$20.56	$20.30
Common units outstanding at end of period	22,171	17,718	8,305

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended September 30, 2025	Fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$42,131	$31,583	$2,308
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	4,938	(5,602)	(68)
Net realized (gains) losses	420	(57)	56
PIK interest income	(1,504)	(1,057)	—
Accretion of original issue discount on investments	(3,988)	(1,928)	(97)
Amortization of deferred financing costs	1,764	1,391	78
Amortization of deferred offering costs	—	233	113
Purchases of investments	(435,075)	(507,776)	(108,567)
Proceeds from the sales and repayments of investments	97,478	48,043	1,885
Changes in operating assets and liabilities:
(Increase) decrease in due from portfolio companies	(28,002)	—	—
(Increase) decrease in interest receivable	(2,298)	(2,598)	(263)
(Increase) decrease in other assets	(2)	(13)	(112)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(632)	(7)	(137)
Increase (decrease) in base management fee payable	726	834	168
Increase (decrease) in due to affiliates	656	(61)	1,137
Increase (decrease) in interest payable	4,394	352	67
Increase (decrease) in director fees payable	(119)	119	—
Net cash used in operating activities	(319,113)	(436,544)	(103,432)
Financing activities:
Distributions paid in cash	(45,500)	(27,300)	—
Borrowings under credit facility	790,001	672,000	75,000
Repayments of borrowings under credit facility	(628,501)	(380,000)	—
Borrowings of secured borrowings	65,933	247,619	37,115
Repayments of secured borrowings	(118,696)	(194,855)	(37,115)
Proceeds from the issuance of common units	91,547	191,400	166,300
Deferred financing costs paid	(2,636)	(2,055)	(732)
Net cash provided by financing activities	152,148	506,809	240,568
Effect of exchange rate changes on foreign currency	(57)	—	(57)
Net increase (decrease) in cash and cash equivalents	(167,022)	70,265	137,079
Cash and cash equivalents, beginning of period	207,344	137,079	—
Cash and cash equivalents, end of period	$40,322	$207,344	$137,079
Supplemental information:
Cash paid for interest	$24,956	$14,509	$126
Non-cash financing activities:
Deferred offering costs incurred	$—	1	345
Deferred financing costs incurred	524	—	200
Reconciliation to the Statements of Assets and Liabilities	September 30, 2025	September 30, 2024	September 30, 2023
Cash and cash equivalents	$40,322	$207,344	$137,079
Total cash and cash equivalents	$40,322	$207,344	$137,079

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(6)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	9.16%		12/5/2031		$69,884	$68,605	$68,588	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(126)	(132)	(4)(7)(8)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	11.20%		8/28/2030		42,511	41,468	41,465	—
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	6.25%	7.03%	3.38%	4/12/2030		18,794	18,457	18,770	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(39)	(2)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	9.14%		12/18/2031		49,824	49,050	48,882	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(111)	(136)	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		21,616	21,527	21,616	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	9.29%		7/2/2031		2,118	2,102	2,118	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(9)	—	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		9/30/2030		29,583	29,055	29,583	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.75%		9/30/2030		7,469	7,408	7,469	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(55)	—	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.60%		10/15/2031		30,668	30,403	30,463	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.83%		10/15/2031		5,566	5,487	5,490	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.70%		10/15/2031		994	957	965	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.81%		1/25/2030		17,958	17,816	18,138	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(19)	—	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%		8/25/2028		55,441	55,150	55,369	(4)(7)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(107)	(17)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(39)	(6)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		19,305	19,086	19,137	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	9.16%		2/9/2032		3,823	3,778	3,790	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(33)	(25)	(4)(7)(8)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		17,055	16,789	16,990	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%			6/3/2030		—	(29)	(11)	(4)(7)(8)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Term Loan	SOFR+	5.00%	9.16%		6/3/2030		2,785	2,742	2,775	(4)(7)(9)
Minotaur Acquisition, Inc.	Financial Exchanges & Data	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(27)	(6)	(4)(7)(8)(9)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		41,288	40,669	41,280	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.50%	9.66%		2/28/2031		894	861	893	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.50%			2/28/2030		—	(58)	(6)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030		26,829	26,536	26,580	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(38)	(43)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(27)	(24)	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.75%		6/10/2030		16,692	16,413	16,525	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.00%		6/10/2030		12,657	12,503	12,657	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.75%		6/10/2030		6,307	6,202	6,307	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	5.00%	9.00%		6/10/2030		16,942	16,795	16,942	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	4.75%			6/11/2029		—	(52)	(34)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	10.16%		11/15/2030		59,180	58,314	54,440	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%			11/15/2030		—	(79)	(570)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%			11/15/2029		—	(108)	(555)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185	—	5,081	5,869	(7)(10)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	9.41%		9/20/2030		43,681	43,013	42,777	(4)(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	9.41%		9/20/2030		1,244	1,174	1,149	(4)(7)(8)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)		Cost	Fair Value	Notes
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	10.00%		5/20/2030			$18,752	$18,491	$18,504	(4)(7)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(33)	(31)	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.91%		4/19/2029			57,564	56,747	56,643	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(100)	(110)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032			51,536	50,836	50,804	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.00%		1/30/2032			¥997,650	6,355	6,659	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.43%		1/30/2032		C$	9,330	6,355	6,611	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032			$—	(158)	(167)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032			—	(21)	(14)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032			3,854	3,756	3,759	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032			—	(35)	(47)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032			1,009	999	999	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032			39,684	39,102	39,295	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031			—	(57)	(39)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031			25,896	25,676	25,901	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.82%	3.13%	9/10/2031			9,525	9,431	9,527	—
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031			698	698	699	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.48%		9/10/2031			1,157	1,129	1,157	(4)(7)(8)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.52%		6/16/2031			21,363	21,054	21,075	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%			5/20/2032			—	(23)	—	(4)(7)(8)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.66%		5/20/2032			28,893	28,676	28,847	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.67%		5/20/2032			808	778	802	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029			25,323	24,910	25,336	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/29/2029			1,200	1,200	1,201	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029			—	(46)	(7)	(4)(7)(8)
Total Non-Control/Non-Affiliate Investments (201.8% of net assets)											$912,205	$912,864
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Fund											4,679	4,679
BNY Mellon Short Term Investment Fund											28,114	28,114
Other cash accounts											7,529	7,529
Cash and Cash Equivalents (8.9% of net assets)											$40,322	$40,322
Total Portfolio Investments, Cash and Cash Equivalents (210.7% of net assets)											$952,527	$953,186

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$6,951	C$	(9,526)	3/12/2026	Bank of New York Mellon	$55
Foreign currency forward contract	$6,989		¥(1,013,529)	3/12/2026	Bank of New York Mellon	19
						$74
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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the Tokyo Overnight Average Rate ("TONA") at 0.75% and the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.54%. As of September 30, 2025, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(7)As of September 30, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, qualifying assets represented 98.0% of the Company's total assets.
(10)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $5,869, or 1.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Type of Investment	Acquisition Date
PetVet Care Centers, LLC	Preferred Equity	11/14/2023

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
No member shall be liable for any of the debts, liabilities or obligations of the Company to the extent otherwise required by Delaware law, except that each member shall be required to pay to the Company (a) any capital contributions that it has agreed to make to the Company pursuant to any subscription agreements and (b) the amount of any distribution that it is required to return to the Company pursuant to the Amended and Restated Limited Liability Company Agreement, as amended, or the Delaware Limited Liability Company Act.
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

Fair Value Measurements:
The Adviser, as the valuation designee of the Board pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets, including unfunded commitments, on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
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
The fair value of the Company's investments as of September 30, 2025 and September 30, 2024 was determined by the Adviser, as the Board's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

With the exception of the line items entitled "deferred financing costs," "other assets," "secured borrowings" and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "due from portfolio companies", "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates," "interest payable" and "director fees payable" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2025 and September 30, 2024, there were no investments on non-accrual status.
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
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including proceeds from the sale of portfolio companies not yet received or being held in escrow and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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
Segment Reporting:
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) is composed of the Company’s chief executive officer and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is "Net increase (decrease) in net assets resulting from operations" which is reported on the Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount recommended to the Board for distribution to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities and the significant segment expenses are listed on the Consolidated Statement of Operations.

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
For the fiscal years ended September 30, 2025 and 2024, the Company incurred organization costs of $2 and $5, respectively. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred organization costs of $78. For the fiscal years ended September 30, 2025 and 2024, the Company amortized offering costs of zero and $233, respectively. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company amortized offering costs of $113.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2024 and 2023. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 effective September 30, 2025 and concluded that the application of this guidance did not materially impact its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2025, the fair value of the Company's investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of September 30, 2024, the fair value of the Company's investment portfolio was $575,225 and was composed of investments in 17 portfolio companies. As of September 30, 2025 and September 30, 2024, all of the Company's debt investments were floating rate loans. As of September 30, 2025 and September 30, 2024, all of the Company's investments were in the U.S. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
The composition of the Company's investments as of September 30, 2025 and September 30, 2024 at cost and fair value was as follows:

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$907,124	99.44%	$564,475	99.11%
Preferred equity	5,081	0.56%	5,081	0.89%
Total	$912,205	100.00%	$569,556	100.00%

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$906,995	99.36%	200.45%	$569,478	99.00%	156.32%
Preferred equity	5,869	0.64%	1.30%	5,747	1.00%	1.58%
Total	$912,864	100.00%	201.75%	$575,225	100.00%	157.90%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2025 and September 30, 2024 was as follows:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	September 30, 2025		September 30, 2024
Cost:		% of Total Investments		% of Total Investments
Application Software	$137,715	15.11%	$160,131	28.11%
Health Care Services	115,069	12.61%	94,552	16.60%
Specialized Consumer Services	68,479	7.51%	—	—%
Health Care Equipment	63,388	6.95%	—	—%
Building Products	57,901	6.35%	—	—%
Communications Equipment	56,647	6.21%	61,066	10.72%
Aerospace & Defense	55,495	6.08%	25,396	4.46%
Insurance Brokers	55,004	6.03%	39,857	7.00%
Life Sciences Tools & Services	48,939	5.36%	—	—%
Packaged Foods & Meats	44,187	4.84%	43,228	7.59%
Construction Machinery & Heavy Transportation Equipment	43,744	4.80%	31,709	5.57%
Drug Retail	41,468	4.55%	—	—%
Diversified Support Services	36,934	4.05%	67,297	11.82%
Health Care Technology	26,471	2.90%	26,610	4.67%
Air Freight & Logistics	22,831	2.50%	—	—%
Financial Exchanges & Data	19,475	2.13%	19,710	3.46%
Soft Drinks & Non-alcoholic Beverages	18,458	2.02%	—	—%
Total	$912,205	100.00%	$569,556	100.00%

	September 30, 2025			September 30, 2024
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$139,859	15.36%	30.93%	$162,356	28.21%	44.56%
Health Care Services	111,581	12.22%	24.66%	95,178	16.55%	26.13%
Specialized Consumer Services	68,456	7.50%	15.13%	—	—%	—%
Health Care Equipment	63,907	7.00%	14.12%	—	—%	—%
Building Products	57,993	6.35%	12.82%	—	—%	—%
Communications Equipment	56,533	6.19%	12.49%	61,190	10.64%	16.80%
Aerospace & Defense	56,179	6.15%	12.42%	25,808	4.49%	7.08%
Insurance Brokers	55,346	6.06%	12.23%	39,849	6.93%	10.94%
Life Sciences Tools & Services	48,746	5.34%	10.77%	—	—%	—%
Construction Machinery & Heavy Transportation Equipment	43,953	4.81%	9.71%	32,425	5.64%	8.90%
Packaged Foods & Meats	43,926	4.81%	9.71%	43,193	7.51%	11.86%
Drug Retail	41,465	4.54%	9.16%	—	—%	—%
Diversified Support Services	37,284	4.08%	8.24%	68,374	11.89%	18.77%
Health Care Technology	26,513	2.90%	5.86%	27,102	4.71%	7.44%
Air Freight & Logistics	22,902	2.51%	5.06%	—	—%	—%
Financial Exchanges & Data	19,748	2.16%	4.36%	19,750	3.43%	5.42%
Soft Drinks & Non-alcoholic Beverages	18,473	2.02%	4.08%	—	—%	—%
Total	$912,864	100.00%	201.75%	$575,225	100.00%	157.90%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2025 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$906,995	$906,995
Preferred equity	—	—	5,869	5,869
Total investments at fair value	—	—	912,864	912,864
Derivative assets	—	74	—	74
Cash equivalents	32,793	—	—	32,793
Total assets at fair value	$32,793	$74	$912,864	$945,731
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from September 30, 2024 to September 30, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	435,075		435,075
Sales and repayments	(97,917)	—	(97,917)
Capitalized PIK interest income	1,504	—	1,504
Accretion of OID	3,988	—	3,988
Net unrealized appreciation (depreciation)	(5,134)	122	(5,012)
Net realized gains (losses)	1	—	1
Fair value as of September 30, 2025	$906,995	$5,869	$912,864
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statements of Operations for the year ended September 30, 2025	$(3,456)	$122	$(3,334)
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

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$906,995	Market Yield	Market Yield	(b)	7.0%	-	12.0%	9.4%
Preferred equity	5,869	Market Yield	Market Yield	(b)	17.1%	-	19.1%	18.1%
Total	$912,864
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

Note 4. Fee Income
For the fiscal years ended September 30, 2025 and 2024, the Company recorded total fee income of $572 and $831, respectively, of which $14 and $8, respectively, was recurring in nature. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded total fee income of $18, of which $4 was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023:

(Unit amounts in thousands)	Year ended September 30, 2025	Year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$42,131	$31,583	$2,308
Weighted average common units outstanding — basic and diluted	21,097	11,966	4,753
Earnings (loss) per common unit — basic and diluted	$2.00	$2.64	$0.49

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Changes in Net Assets
The following table presents the changes in net assets for the years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023:

	Common Units	Accumulated Earnings	Total Net Assets
Issuance of common units	$166,300	$—	$166,300
Net investment income	—	2,296	2,296
Net unrealized appreciation (depreciation)	—	68	68
Net realized gains (losses)	—	(56)	(56)
Balance at September 30, 2023	$166,300	$2,308	$168,608
Issuance of common units	191,400	—	191,400
Distributions to unitholders	—	(27,300)	(27,300)
Net investment income	—	25,924	25,924
Net unrealized appreciation (depreciation)	—	5,602	5,602
Net realized gains (losses)	—	57	57
Balance at September 30, 2024	$357,700	$6,591	$364,291
Issuance of common units	91,547	—	91,547
Distributions to unitholders	—	(45,500)	(45,500)
Net investment income	—	47,489	47,489
Net unrealized appreciation (depreciation)	—	(4,938)	(4,938)
Net realized gains (losses)	—	(420)	(420)
Balance at September 30, 2025	$449,247	$3,222	$452,469

Capital Activity
During the year ended September 30, 2025, the Company issued and sold 4,453,216 units at an aggregate purchase price of $91,547. As of September 30, 2025, the Company had issued and sold 22,171,430 units since inception at an aggregate purchase price of $449,247, which represented approximately 35% of total committed capital.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

The following table reflects the distributions that the Company has paid on its units during the year ended September 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	$11,000
May 8, 2025	May 15, 2025	June 2, 2025	$11,500
August 6, 2025	September 15, 2025	September 26, 2025	$12,000
Total for the year ended September 30, 2025			$45,500
The following table reflects the distributions that the Company has paid on its units during the year ended September 30, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 14, 2023	December 15, 2023	December 29, 2023	$6,900
February 8, 2024	March 15, 2024	March 29, 2024	$5,100
May 9, 2024	June 15, 2024	June 28, 2024	$8,100
August 8, 2024	September 16, 2024	September 30, 2024	$7,200
Total for the year ended September 30, 2024			$27,300

Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of September 30, 2025, the Subscription Facility provided for borrowings of up to $280,000 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of September 30, 2025, the Company had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. As of September 30, 2024, the Company had $367,000 outstanding under the Subscription Facility, which had a fair value of $367,000. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 6.72%, 7.87% and 7.75% for the fiscal years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, respectively. For the fiscal years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company recorded interest expense (inclusive of fees) of $22,176, $11,095 and $145, respectively, related to the Subscription Facility.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

BofA Facility

On July 29, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. As of September 30, 2025, the Credit Agreement provides for a senior secured revolving credit facility (the “BofA Facility”) that permits the Company to borrow up to $600,000 (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the BofA Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.

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

As of September 30, 2025, the Company had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. The Company's borrowings under the BofA Facility bore interest at a weighted average interest rate of 6.19% for the fiscal year ended September 30, 2025. For the fiscal year ended September 30, 2025, the Company recorded interest expense (inclusive of fees) of $4,706, related to the BofA Facility.

Secured Borrowings

As of September 30, 2025 and September 30, 2024, the Company had zero and $52,764 of secured borrowings outstanding, respectively. The Company's secured borrowings bore interest at a weighted average rate of 7.52%, 8.80% and 8.60% for the fiscal years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, respectively. The Company recorded $4,232, $5,157 and $126 of interest expense, respectively, in connection with secured borrowings for the fiscal years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023:

	Year ended September 30, 2025	Year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Net increase (decrease) in net assets resulting from operations	$42,131	$31,583	$2,308
Net unrealized (appreciation) depreciation	4,938	(5,602)	(68)
Other book/tax differences	76	164	241
Taxable income (1)	$47,145	$26,145	$2,481
__________________
(1)The Company's taxable income for the year ended September 30, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2025. The final taxable income may be different than the estimate.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

As of September 30, 2025, the components of accumulated earnings on a tax basis were as follows:

Undistributed ordinary income, net	$75
Net realized capital gains	2,897
Unrealized gains, net	250
Accumulated earnings	$3,222
The aggregate cost of investments for U.S. federal income tax purposes was $877.1 million as of September 30, 2025. As of September 30, 2025, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $6.4 million. As of September 30, 2025, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $6.2 million. Net unrealized appreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $0.3 million.
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

The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the fiscal year ended September 30, 2025, the Company incurred $7,830 of management fees, of which $1,836 were irrevocably waived by the Adviser. For the fiscal year ended September 30, 2024, the Company incurred $3,616 of management fees, of which $847 were irrevocably waived by the Adviser. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred $220 of management fees, of which $52 were irrevocably waived by the Adviser.

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

For the fiscal year ended September 30, 2025, the Company incurred $681 of expenses under the Administration Agreement, of which $546 was included in administrator expense and $135 was included in general and administrative expense. For the fiscal year ended September 30, 2024, the Company incurred $527 of expenses under the Administration Agreement, of which $410 was included in administrator expense and $117 was included in general and administrative expense. For the period from June 8, 2023 (commencement of operations) to September 30, 2023, the Company incurred $149 of expenses under the Administration Agreement, of which $68 was included in administrator expense, $13 was included in general and administrative expense and $68 was included as organization and offering costs. As of September 30, 2025 and September 30, 2024, $1,732 and $1,076, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

	For the fiscal year ended September 30, 2025	For the fiscal year ended September 30, 2024	For the period from June 8, 2023 (commencement of operations) to September 30, 2023
Net asset value at beginning of period	$20.56	$20.30	$—
Capital contributions	—	—	20.00
Net investment income (1)	2.25	2.17	0.48
Net unrealized appreciation (depreciation) (1)	(0.20)	0.53	(0.17)
Net realized gains (losses) (1)	(0.02)	—	(0.01)
Distributions of net investment income to unitholders	(2.18)	(2.44)	—
Net asset value at end of period	$20.41	$20.56	$20.30
Total return (2)	10.26%	14.00%	1.50%
Common units outstanding at beginning of period	17,718,214	8,305,429	2,555,000
Common units outstanding at end of period	22,171,430	17,718,214	8,305,429
Initial capital contribution	$—	$—	$51,100
Net assets at beginning of period	$364,291	$168,608	$—
Net assets at end of period	$452,469	$364,291	$168,608
Average net assets (3)	$435,580	$246,204	$96,167
Ratio of net investment income to average net assets (4)	10.90%	10.53%	2.39%
Ratio of total expenses to average net assets (4)	9.57%	9.04%	1.54%
Ratio of net expenses to average net assets (4)	9.15%	8.70%	1.48%
Ratio of portfolio turnover to average investments at fair value (4)	12.64%	13.53%	3.60%
Weighted average outstanding debt	$423,140	$178,422	$8,897
Average debt per unit (1)	$20.06	$14.91	$1.87
Asset coverage ratio (5)	185.61%	186.79%	324.81%

(1)
Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the fiscal years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, as it includes the effect of the timing of equity issuances.

(2)	Total return is calculated as the change in net asset value per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning net asset value per unit, assuming a dividend reinvestment price equal to the net asset value per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)
Financial results for the fiscal years ended September 30, 2025 and 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023 have not been annualized for purposes of this ratio.

(5)	Based on outstanding senior securities of $528,500, $419,764 and $75,000 as of September 30, 2025, 2024 and 2023, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,951	C$	(9,526)	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$6,989		¥(1,013,529)	3/12/2026	19	—	Derivative asset
					$74	$—
As of September 30, 2024, the Company did not have any foreign currency forward contracts outstanding.

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2025 and September 30, 2024, off-balance sheet arrangements consisted of $153,373 and $131,834, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

A list of unfunded commitments by portfolio company as of September 30, 2025 and September 30, 2024 is shown in the table below:

	September 30, 2025	September 30, 2024
Integrity Marketing Acquisition, LLC	$18,340	$33,983
Truck-Lite Co., LLC	16,175	7,003
PetVet Care Centers, LLC	15,712	15,712
Spruce Bidco I Inc.	11,644	—
Next Holdco, LLC	9,606	9,606
West Star Aviation Acquisition, LLC	9,295	—
Geo Topco Corporation	9,007	—
Monotype Imaging Holdings Inc.	7,808	8,710
Creek Parent, Inc.	7,150	—
Sorenson Communications, LLC	7,063	7,063
AVSC Holding Corp.	6,922	—
Everbridge, Inc.	5,488	5,488
Minotaur Acquisition, Inc.	4,608	4,608
OneOncology, LLC	3,403	7,793
Protein For Pets Opco, LLC	3,364	4,608
Evergreen IX Borrower 2023, LLC	3,322	3,322
USIC Holdings, Inc.	2,999	3,205
LDS Buyer, LLC	2,663	—
WP CPP Holdings, LLC	2,653	2,653
Sierra Enterprises, LLC	2,380	—
Centralsquare Technologies, LLC	2,005	2,051
Icefall Parent, Inc.	1,766	1,291
AmSpec Parent LLC	—	11,489
Entrata, Inc.	—	3,249
	$153,373	$131,834

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2025, except as discussed below:
Distribution Declaration

On December 15, 2025, the board of directors declared a distribution of $16,000, payable in cash on December 29, 2025 to unitholders of record as of December 15, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended September 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended September 30, 2025, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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
Under the LLC Agreement, each director holds office until his or her death, resignation, removal or disqualification.
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since
Interested Director
Armen Panossian	49	Chair, Chief Executive Officer and Co-Chief Investment Officer	2023

Independent Directors
Jay Ferguson	59	Director	2023
Allison Keller	61	Director	2023
Steven Mosko	69	Director	2023

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

Independent Directors
Jay Ferguson. Mr. Ferguson has served as a member of our board of directors since February 2023. Mr. Ferguson has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson has been a member of the board of directors of Motorcar Parts of America, Inc. (“MPAA”) since June 2016 and has served as MPAA’s lead independent director since March 2020. In addition to serving on the board of MPAA, Mr. Ferguson currently serves on the board of directors of Global LT, Inc., SportsMEDIA Technology, SupplyPike, 180 Health Services, LLC and Intellectual Technology, Inc. Mr. Ferguson is also member of the board of trustees of The Wildwood School, the Treasurer of the Robert Toigo Foundation and a member of the Board of Advisors at the UCLA Anderson School of Management. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management.
Allison Keller. Ms. Keller has served as a member of our board of directors since February 2023. She was also a member of the board of directors of OSI II and served as the Chair of its Audit Committee from July 2018 until January 2023. Ms. Keller has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. From 2007 to December 2024, Ms. Keller was the Executive Director and Chief Financial Officer of the W.M. Keck Foundation and in December 2024 was named President and Chief Financial Officer. The W.M. Keck Foundation is focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.
Steve Mosko. Mr. Mosko has served as a member of our board of directors since February 2023. Mr. Mosko was also a member of the board of directors of OSI II and served as a member of its Audit Committee from July 2018 until January 2023. Mr. Mosko has also been a Trustee of OSCF since December 2021 and a member of its Audit Committee. Since April 2025, Mr. Mosko has served as Chief Executive Officer of Triarc Entertainment and Media Company. From October 2018 to January 2025, Mr. Mosko served as Chief Executive Officer of Village Roadshow Entertainment Group. Mr. Mosko formerly served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution. Before joining Sony Pictures, Mr. Mosko held earlier career positions as Local Sales Manager of NBC affiliate WMAR-TV in Baltimore, and in Philadelphia as General Sales Manager of WTAF-TV and Vice President and Station Manager of WPHL-TV. Mr. Mosko has served as Chairman of the National Association of Television Program Executives; Chairman of the Academy of Television Arts & Sciences Foundation; Director of Game Show Network, LLC and Game Show Network; Director of The Advertising Council, Inc.; Member of the board of directors for the Celine Cousteau Film Fellowship; Member of the Executive Committee of the Los Angeles Board of Governors of The Paley Museum; Member of the National Board of Junior Achievement; Member of the Executive Board of the UCLA School of Theater, Film and Television; Director at Loyola Marymount University, Los Angeles; Member of the Philadelphia Police Department’s Drug Advisory Council; and President of the Philadelphia Ad Club. Mr. Mosko received his Bachelor of Arts in Communications from the University of Delaware. Mr. Mosko also received honorary degrees from Loyola Marymount University, Chapman University and the University of Delaware.

Executive Officers Who Are Not Directors
Information regarding executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Executive Officers
Mathew Pendo	62	President	2023
Raghav Khanna	42	Co-Chief Investment Officer	2024
Christopher McKown	44	Chief Financial Officer and Treasurer	2023
Ashley Pak	47	Chief Compliance Officer	2023
The address for each of our officers who are not directors is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Biographical Information of Officers Who Are Not Directors
Mathew Pendo. Mr. Pendo has served as our President since inception. Mr. Pendo has also served as President of OCSL and OSCF since August 2019 and December 2021, respectively. Mr. Pendo also currently serves as Managing Director, Head of Corporate Development and Capital Markets for OCM, which he joined in 2015, and as Chief Operating Officer of Oaktree Acquisition Corp. III Life Sciences since July 2024. Mr. Pendo previously served as Chief Operating Officer of OCSL from October 2017 to January 2022, as Chief Operating Officer and President of OCSI from October 2017 and August 2019, respectively, until March 2021, as Chief Operating Officer of OSI II from July 2018 until December 2021 as Chief Operating Officer of Oaktree Acquisition Corp. II. from August 2020 until June 2022 and as President of OSI II from August 2019 until January 2023.
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
We do not have any retirement or pension plans or any compensation plans under which our equity securities would be authorized for issuance.
The following table sets forth compensation of the Company’s directors for the fiscal year ended September 30, 2025:

	Total Compensation from the Company	Total Compensation from the Fund Complex
Name
Interested Directors:
Armen Panossian	$—	$—
Independent Directors:
Jay Ferguson	$150,000	$264,000
Allison Keller	$175,000	$289,000
Steven Mosko	$150,000	$264,000

(1)	The “Fund Complex” consists of the Company, OSCF and OCSL.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 17, 2025, the beneficial ownership information of each of our current directors, as well as our executive officers, each person known to us to beneficially own 5% or more of the outstanding common units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 22,217,028 common units outstanding as of December 17, 2025.
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

Name	Number of Common Units Owned Beneficially	Percentage of Common Units Outstanding
Interested Director:
Armen Panossian	—	—
Independent Directors:
Jay Ferguson	—	—
Allison Keller	—	—
Steve Mosko	—	—
Executive Officers (who are not directors):
Christopher McKown	—	—
Raghav Khanna	—	—
Ashley Pak	—	—
Mathew Pendo	—	—
All Executive Officers and Directors as a Group	—	—
5% Holders
Oaktree Gardens OLP SPV, L.P. (1)	22,217,028	100%

(1)	The address of Oaktree Gardens OLP SPV, L.P. is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

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

Item 14. Principal Accounting Fees and Services

Independent Auditor’s Fees
The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for the fiscal years ended September 30, 2025 and 2024:

	2025	2024
Audit Fees	$250,000	$230,000
Audit-Related Fees	$—	$—
Aggregate Non-Audit Fees:
Tax Fees	$29,700	$28,000
All Other Fees	—	—
Total Aggregate Non-Audit Fees	$29,700	$28,000
Total Fees	$279,700	$258,000

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

Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal year ended September 30, 2025 were $11,683,918. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	79
Consolidated Statements of Assets and Liabilities as of September 30, 2025 and September 30, 2024	80
Consolidated Statements of Operations for the years ended September 30, 2025 and September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	81
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2025 and September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	82
Consolidated Statements of Cash Flows for the years ended September 30, 2025 and September 30, 2024 and the period from June 8, 2023 (commencement of operations) to September 30, 2023	83
Consolidated Schedule of Investments as of September 30, 2025	84
Consolidated Schedule of Investments as of September 30, 2024	87
Notes to Consolidated Financial Statements	89

2. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
3.3	First Amendment to Amended and Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on July 3, 2025).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K (File no. 000-56548), filed on December 20, 2023).
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.3	Custody Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (File no. 000-56548), filed on May 5, 2023).
10.4	Revolving Credit Agreement, dated September 26, 2023, by and among Oaktree Gardens OLP, LLC, as initial borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P., as initial guarantor, Oaktree OLPG GP, L.P., as general partner, Oaktree OLPG GP Ltd., as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on October 2, 2023).
10.5	Lender Joinder Agreement, dated as of March 12, 2024, by and among Oversea-Chinese Banking Corporation Limited, New York Agency, as subsequent lender, Sumitomo Mitsui Banking Corporation, as administrative agent, letter of credit issuer and a lender, and Oaktree Gardens OLP, LLC, as initial borrower (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File no. 000-56548), filed on May 14, 2024).
10.6	First Amendment and Lender Joinder to Revolving Credit Agreement, dated as of August 15, 2024, by and among Oaktree Gardens OLP, LLC, as initial borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P., as initial guarantor, Oaktree OLPG GP, L.P., as general partner, Oaktree OLPG GP Ltd., as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on August 20, 2024).

10.7	Second Amendment to Revolving Credit Agreement, dated as of August 20, 2025, by and among Oaktree Gardens OLP, LLC, as initial borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P., as initial guarantor, Oaktree OLPG GP, L.P., as general partner, Oaktree OLPG GP Ltd., as ultimate general partner, and Sumitomo Mitsui Banking Corporation, as administrative agent and letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on August 22, 2025).
10.8	Credit Agreement, dated July 29, 2025, by and among OLPG Lending SPV, LLC, as borrower, Oaktree Gardens OLP, LLC, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on August 4, 2025).
10.9	Loan Sale Agreement, dated July 29, 2025, between Oaktree Gardens OLP, LLC, as the seller, and OLPG Lending SPV, LLC, as the purchaser (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File no. 000-56548), filed on August 4, 2025).
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K (File no. 000-56548), filed on December 20, 2023).
19.1*	Securities Trading Policy
21	Subsidiaries of Registrant and jurisdiction of incorporation/organization: Gardens Coinvest, LLC – Delaware; OLPG Lending SPV, LLC – Delaware.
24*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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
Christopher McKown
Chief Financial Officer and Treasurer

Date: December 17, 2025

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as they themself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARMEN PANOSSIAN Armen Panossian	Chairman, Chief Executive Officer and Co-Chief Investment Officer (principal executive officer)	December 17, 2025

/s/ CHRISTOPHER MCKOWN Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 17, 2025

/s/ JAY FERGUSON Jay Ferguson	Director	December 17, 2025

/s/ ALLISON KELLER Allison Keller	Director	December 17, 2025

/s/ STEVE MOSKO Steve Mosko	Director	December 17, 2025