Form 10-Q
period 2025-12-31
Oaktree Gardens OLP, LLC
filed 2026-02-12
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had 22,411,989 common units outstanding as of February 10, 2026.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I

Item 1. Consolidated Financial Statements

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	December 31, 2025 (unaudited)	September 30, 2025
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2025: $961,683; cost September 30, 2025: $912,205)	$962,964	$912,864
Cash and cash equivalents	18,650	33,157
Restricted cash	18,576	7,165
Due from portfolio companies	—	28,002
Interest receivable	4,655	5,159
Deferred financing costs	2,569	2,989
Derivative asset at fair value	460	74
Other assets	99	127
Total assets	$1,007,973	$989,537
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$290	$295
Base management fee payable	3,537	1,728
Due to affiliates	715	1,732
Interest payable	7,273	4,813
Credit facility payable	545,000	528,500
Total liabilities	556,815	537,068
Commitments and contingencies (Note 12)
Net assets:
Common units (22,217 and 22,171 units issued and outstanding as of December 31, 2025 and September 30, 2025, respectively)	450,177	449,247
Accumulated earnings	981	3,222
Total net assets (equivalent to 20.31 and 20.41 per common unit as of December 31, 2025 and September 30, 2025, respectively) (Note 10)	451,158	452,469
Total liabilities and net assets	$1,007,973	$989,537

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Interest income:
Non-control/Non-affiliate investments	$23,094	$18,336
Interest on cash and cash equivalents	323	1,168
Total interest income	23,417	19,504
PIK interest income:
Non-control/Non-affiliate investments	380	436
Total PIK interest income	380	436
Fee income:
Non-control/Non-affiliate investments	—	424
Total fee income	—	424
Total investment income	23,797	20,364
Expenses:
Base management fee	2,364	1,606
Professional fees	403	311
Directors fees	119	119
Interest expense	8,377	7,592
Administrator expense	120	89
General and administrative expenses	212	160
Total expenses	11,595	9,877
Management fees waived	(555)	(376)
Net expenses	11,040	9,501
Net investment income	12,757	10,863
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	623	660
Foreign currency forward contracts	386	118
Net unrealized appreciation (depreciation)	1,009	778
Realized gains (losses):
Non-control/Non-affiliate investments	(7)	(62)
Foreign currency forward contracts	—	(54)
Net realized gains (losses)	(7)	(116)
Net realized and unrealized gains (losses)	1,002	662
Net increase (decrease) in net assets resulting from operations	$13,759	$11,525
Net investment income per common unit — basic and diluted	$0.57	$0.60
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.62	$0.64
Weighted average common units outstanding — basic and diluted	22,217	18,097

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Operations:
Net investment income	$12,757	$10,863
Net unrealized appreciation (depreciation)	1,009	778
Net realized gains (losses)	(7)	(116)
Net increase (decrease) in net assets resulting from operations	13,759	11,525
Unit transactions:
Issuance of common units	930	89,600
Distributions to unitholders	(16,000)	(11,000)
Net increase (decrease) from unit transactions	(15,070)	78,600
Total increase (decrease) in net assets	(1,311)	90,125
Net assets at beginning of period	452,469	364,291
Net assets at end of period	$451,158	$454,416
Net asset value per common unit	$20.31	$20.58
Common units outstanding at end of period	22,217	22,076

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$13,759	$11,525
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(1,009)	(778)
Net realized (gains) losses	7	116
PIK interest income	(380)	(436)
Accretion of original issue discount on investments	(873)	(1,581)
Amortization of deferred financing costs	421	414
Purchases of investments	(60,101)	(167,563)
Proceeds from the sales and repayments of investments	11,877	46,075
Changes in operating assets and liabilities:
(Increase) decrease in due from portfolio companies	28,002	—
(Increase) decrease in interest receivable	504	(1,128)
(Increase) decrease in other assets	28	25
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5)	(4)
Increase (decrease) in base management fee payable	1,809	228
Increase (decrease) in due to affiliates	(1,016)	(211)
Increase (decrease) in interest payable	2,460	157
Increase (decrease) in director fees payable	—	(44)
Net cash used in operating activities	(4,517)	(113,205)
Financing activities:
Distributions paid in cash	(16,000)	(11,000)
Borrowings under credit facility	115,000	85,000
Repayments of borrowings under credit facility	(98,500)	(70,000)
Borrowings of secured borrowings	—	276
Proceeds from the issuance of common units	930	89,600
Net cash provided by financing activities	1,430	93,876
Effect of exchange rate changes on foreign currency	(9)	(44)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,096)	(19,373)
Cash and cash equivalents and restricted cash, beginning of period	40,322	207,344
Cash and cash equivalents and restricted cash, end of period	$37,226	$187,971
Supplemental information:
Cash paid for interest	$5,496	$7,021
Reconciliation to the Statements of Assets and Liabilities	December 31, 2025	September 30, 2025
Cash and cash equivalents	$18,650	$33,157
Restricted cash	18,576	7,165
Total cash and cash equivalents and restricted cash	$37,226	$40,322

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(6)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.72%		12/5/2031		$69,708	$68,528	$68,459	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%			12/5/2029		—	(118)	(125)	(4)(7)(8)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.82%		8/28/2030		42,245	41,262	41,312	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.47%		4/12/2030		18,806	18,488	18,783	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(37)	(1)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.73%		12/18/2031		49,698	48,958	48,903	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(107)	(115)	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.98%		7/2/2031		21,561	21,477	21,561	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.98%		7/2/2031		2,113	2,098	2,113	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(9)	—	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030		29,508	29,008	29,508	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.42%		9/30/2030		7,450	7,393	7,450	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(52)	—	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.40%		10/15/2031		30,668	30,414	30,469	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.20%		10/15/2031		5,566	5,493	5,492	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.32%		10/15/2031		994	959	966	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.17%		1/25/2030		17,958	17,824	18,138	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(18)	—	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	9.20%		8/25/2028		56,618	56,353	56,550	(4)(7)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(75)	(14)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(35)	(6)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		19,256	19,046	19,079	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.72%		2/9/2032		3,814	3,772	3,779	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(31)	(26)	(4)(7)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		17,012	16,761	16,841	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		2,880	2,838	2,851	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		2,757	2,716	2,729	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.72%		6/3/2030		4,094	4,053	4,053	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(25)	(17)	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/28/2031		41,184	40,566	41,176	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.97%		2/28/2031		892	859	891	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(54)	(6)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	9.48%		11/12/2030		26,761	26,483	26,520	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%			11/12/2030		—	(36)	(41)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(25)	(23)	(4)(7)(8)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.42%		6/10/2030		17,977	17,713	17,887	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.67%		6/10/2030		12,625	12,477	12,688	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.42%		6/10/2030		6,291	6,192	6,260	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Term Loan	SOFR+	4.75%	8.67%		6/10/2030		16,899	16,752	16,984	(4)(7)
OneOncology, LLC	Health Care Services	First Lien Revolver	SOFR+	4.75%			6/11/2029		—	(49)	(17)	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.72%		11/15/2030		59,029	58,208	54,153	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.84%		11/15/2029		786	684	222	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185	—	5,081	5,914	(7)(10)
Premium Parent, LLC	Health Care Technology	First Lien Term Loan	SOFR+	6.50%	10.38%		11/25/2032		37,308	36,573	36,573	(4)(7)
Premium Parent, LLC	Health Care Technology	First Lien Revolver	SOFR+	6.50%	10.38%		9/21/2032		1,101	1,012	1,012	(4)(7)(8)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)		Cost	Fair Value	Notes
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.97%		9/20/2030			$43,570	$42,938	$42,708	(4)(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%	8.97%		9/20/2030			922	855	830	(4)(7)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	6.00%	9.67%		5/20/2030			18,705	18,459	18,705	(4)(7)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030			—	(31)	—	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.47%		4/19/2029			56,373	55,630	55,522	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(93)	(104)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		1/30/2032			51,407	50,737	50,929	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	6.06%		1/30/2032			¥995,150	6,342	6,290	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.00%		1/30/2032		C$	9,307	6,343	6,727	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%			1/30/2032			$—	(152)	(106)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		2/13/2032			853	832	839	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032			3,845	3,751	3,750	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032			—	(33)	(47)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032			1,006	997	997	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.48%		2/13/2032			39,584	39,026	39,196	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031			—	(54)	(39)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.32%		9/10/2031			25,831	25,621	25,836	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.45%	3.13%	9/10/2031			9,577	9,482	9,638	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.32%		9/10/2031			876	876	877	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.04%		9/10/2031			1,556	1,529	1,556	(4)(7)(8)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.21%		6/16/2031			21,310	21,010	21,026	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.22%		5/20/2032			2,822	2,789	2,822	(4)(7)(8)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.22%		5/20/2032			28,821	28,605	28,780	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.22%		5/20/2032			606	576	600	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029			25,511	25,124	25,505	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.89%	3.88%	11/29/2029			1,209	1,197	1,209	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029			—	(43)	(7)	(4)(7)(8)

Total Non-Control/Non-Affiliate Investments (213.4% of net assets)											$961,683	$962,964
Cash and Cash Equivalents and Restricted Cash
Fidelity Investments Money Market Treasury Fund											13,857	13,857
BNY Mellon Short Term Investment Fund											15,513	15,513
Other cash accounts											7,856	7,856
Cash and Cash Equivalents and Restricted Cash (8.3% of net assets)											$37,226	$37,226
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (221.7% of net assets)											$998,909	$1,000,190

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
December 31, 2025
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$7,094	C$	(9,726)	3/12/2026	Bank of New York Mellon	$(22)
Foreign currency forward contract	$7,003		¥(1,015,858)	3/12/2026	Bank of New York Mellon	482
						$460
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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of December 31, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65%, the 180-day SOFR at 3.57%, the Tokyo Overnight Average Rate ("TONA") at 0.75% and the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.30%. As of December 31, 2025, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(7)As of December 31, 2025, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)[Reserved.]
(10)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $5,914, or 1.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
September 30, 2025
(dollar amounts in thousands)

Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	6.00%			5/20/2030		—	(33)	(31)	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.91%		4/19/2029		57,564	56,747	56,643	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029		—	(100)	(110)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	5.00%	9.13%		1/30/2032		51,536	50,836	50,804	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.25%	6.00%		1/30/2032		¥997,650	6,355	6,659	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	5.00%	7.43%		1/30/2032	C$	9,330	6,355	6,611	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	5.00%			1/30/2032		$—	(158)	(167)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(21)	(14)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		3,854	3,756	3,759	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%			2/13/2032		—	(35)	(47)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		1,009	999	999	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	5.00%	8.89%		2/13/2032		39,684	39,102	39,295	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	5.00%			2/13/2031		—	(57)	(39)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		25,896	25,676	25,901	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.82%	3.13%	9/10/2031		9,525	9,431	9,527	—
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.70%		9/10/2031		698	698	699	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	SOFR+	5.25%	9.48%		9/10/2031		1,157	1,129	1,157	(4)(7)(8)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.52%		6/16/2031		21,363	21,054	21,075	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%			5/20/2032		—	(23)	—	(4)(7)(8)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.66%		5/20/2032		28,893	28,676	28,847	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.67%		5/20/2032		808	778	802	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/28/2029		25,323	24,910	25,336	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	7.29%	3.88%	11/29/2029		1,200	1,200	1,201	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029		—	(46)	(7)	(4)(7)(8)
Total Non-Control/Non-Affiliate Investments (201.8% of net assets)										$912,205	$912,864
Cash and Cash Equivalents and Restricted Cash
Fidelity Investments Money Market Treasury Fund										4,679	4,679
BNY Mellon Short Term Investment Fund										28,114	28,114
Other cash accounts										7,529	7,529
Cash and Cash Equivalents and Restricted Cash (8.9% of net assets)										$40,322	$40,322
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (210.7% of net assets)										$952,527	$953,186

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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to SOFR, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of September 30, 2025, the reference rates for the Company's variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, TONA at 0.75% and the 30-day CORRA at 2.54%. As of September 30, 2025, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
(5)Principal includes accumulated PIK interest and is net of repayments, if any. "C$" signifies the investment is denominated in Canadian dollar. "¥" signifies the investment is denominated in Japanese Yen. All other investments are denominated in U.S. dollars.
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
(10)Security acquired in transaction exempt from registration under the Securities Act and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $5,869, or 1.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. Interim results may not be reflective of results of operations for the full year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").

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
The fair value of the Company's investments as of December 31, 2025 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

With the exception of the line items entitled "deferred financing costs," "other assets" and "credit facility payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "due from portfolio companies," "accounts payable, accrued expenses and other liabilities," "base management fee payable," "due to affiliates" and "interest payable" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2025 and September 30, 2025, there were no investments on non-accrual status.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash equivalents invested in money market mutual funds are measured at fair value using the market approach based on observable transactions or quoted prices in active markets, which represent the daily net asset value (“NAV”) of the funds, and are classified as Level 1 assets within the fair value hierarchy. Cash and cash equivalents are included in the Company’s Consolidated Schedule of Investments.
As of December 31, 2025, included in restricted cash was $18,576 that was held at Computershare Trust Company, N.A. in connection with the Company’s SPV credit facility (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facility, the Company was restricted in terms of access to the $18,576 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedule and verification of the Company’s compliance with the terms of the SPV credit facility. As of September 30, 2025, included in restricted cash was $7,165 that was held at Computershare Trust Company, N.A. in connection with the Company's SPV credit facility.
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
For both the three months ended December 31, 2025 and 2024, the Company did not incur organization costs. For both the three months ended December 31, 2025 and 2024, the Company did not amortize offering costs.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur any U.S. federal excise tax for calendar years 2025 and 2024. The Company does not expect to incur a U.S. federal excise tax for calendar year 2026.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its consolidated annual financial statements for the year ended September 30, 2026.
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2025, the fair value of the Company's investment portfolio was $962,964 and was composed of investments in 25 portfolio companies. As of September 30, 2025, the fair value of the Company's investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of December 31, 2025 and September 30, 2025, all of the Company's debt investments were floating rate loans. As of December 31, 2025 and September 30, 2025, all of the Company's investments were in the U.S. The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
The composition of the Company's investments as of December 31, 2025 and September 30, 2025 at cost and fair value was as follows:

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$956,602	99.47%	$907,124	99.44%
Preferred equity	5,081	0.53%	5,081	0.56%
Total	$961,683	100.00%	$912,205	100.00%

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$957,050	99.39%	212.13%	$906,995	99.36%	200.45%
Preferred equity	5,914	0.61%	1.31%	5,869	0.64%	1.30%
Total	$962,964	100.00%	213.44%	$912,864	100.00%	201.75%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2025 and September 30, 2025 was as follows:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	December 31, 2025		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$137,543	14.30%	$137,715	15.11%
Health Care Services	117,058	12.17%	115,069	12.61%
Specialized Consumer Services	68,410	7.11%	68,479	7.51%
Health Care Technology	64,007	6.66%	26,471	2.90%
Health Care Equipment	63,270	6.58%	63,388	6.95%
Aerospace & Defense	58,248	6.06%	55,495	6.08%
Building Products	57,876	6.02%	57,901	6.35%
Insurance Brokers	56,243	5.85%	55,004	6.03%
Communications Equipment	55,537	5.77%	56,647	6.21%
Life Sciences Tools & Services	48,851	5.08%	48,939	5.36%
Construction Machinery & Heavy Transportation Equipment	44,519	4.63%	43,744	4.80%
Packaged Foods & Meats	43,793	4.55%	44,187	4.84%
Drug Retail	41,262	4.29%	41,468	4.55%
Diversified Support Services	37,508	3.90%	36,934	4.05%
Diversified Financial Services	26,343	2.74%	—	—%
Air Freight & Logistics	22,787	2.37%	22,831	2.50%
Soft Drinks & Non-alcoholic Beverages	18,428	1.92%	18,458	2.02%
Financial Exchanges & Data	—	—%	19,475	2.13%
Total	$961,683	100.00%	$912,205	100.00%

	December 31, 2025			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$139,613	14.49%	30.94%	$139,859	15.36%	30.93%
Health Care Services	114,091	11.85%	25.29%	111,581	12.22%	24.66%
Specialized Consumer Services	68,334	7.10%	15.15%	68,456	7.50%	15.13%
Health Care Technology	64,041	6.65%	14.19%	26,513	2.90%	5.86%
Health Care Equipment	63,840	6.63%	14.15%	63,907	7.00%	14.12%
Aerospace & Defense	58,909	6.12%	13.06%	56,179	6.15%	12.42%
Building Products	57,953	6.02%	12.85%	57,993	6.35%	12.82%
Insurance Brokers	56,530	5.87%	12.53%	55,346	6.06%	12.23%
Communications Equipment	55,418	5.75%	12.28%	56,533	6.19%	12.49%
Life Sciences Tools & Services	48,788	5.07%	10.81%	48,746	5.34%	10.77%
Construction Machinery & Heavy Transportation Equipment	44,696	4.64%	9.91%	43,953	4.81%	9.71%
Packaged Foods & Meats	43,538	4.52%	9.65%	43,926	4.81%	9.71%
Drug Retail	41,312	4.29%	9.16%	41,465	4.54%	9.16%
Diversified Support Services	37,907	3.94%	8.40%	37,284	4.08%	8.24%
Diversified Financial Services	26,457	2.75%	5.86%	—	—%	—%
Air Freight & Logistics	22,832	2.37%	5.06%	22,902	2.51%	5.06%
Soft Drinks & Non-alcoholic Beverages	18,705	1.94%	4.15%	18,473	2.02%	4.08%
Financial Exchanges & Data	—	—%	—%	19,748	2.16%	4.36%
Total	$962,964	100.00%	213.44%	$912,864	100.00%	201.75%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2025 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$957,050	$957,050
Preferred equity	—	—	5,914	5,914
Total investments at fair value	—	—	962,964	962,964
Derivative assets	—	460	—	460
Cash equivalents	29,370	—	—	29,370
Total assets at fair value	$29,370	$460	$962,964	$992,794
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

The following table provides a roll-forward of the changes in fair value from September 30, 2025 to December 31, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2025	$906,995	$5,869	$912,864
Purchases	60,101		60,101
Sales and repayments	(11,877)	—	(11,877)
Capitalized PIK interest income	380	—	380
Accretion of OID	873	—	873
Net unrealized appreciation (depreciation)	578	45	623
Fair value as of December 31, 2025	$957,050	$5,914	$962,964
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2025	$133	$45	$178
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to December 31, 2024 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	167,563	—	167,563
Sales and repayments	(46,135)	—	(46,135)
Capitalized PIK interest income	436	—	436
Accretion of OID	1,581	—	1,581
Net unrealized appreciation (depreciation)	379	268	647
Fair value as of December 31, 2024	$693,302	$6,015	$699,317
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2024 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2024	$1,475	$268	$1,743

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2025:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$957,050	Market Yield	Market Yield	(b)	8.0%	-	12.0%	9.5%
Preferred equity	5,914	Market Yield	Market Yield	(b)	17.4%	-	19.4%	18.4%
Total	$962,964
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

Note 4. Fee Income
For the three months ended December 31, 2025 and 2024, the Company recorded total fee income of zero and $424, respectively, of which zero and $14, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2025 and 2024:

(Unit amounts in thousands)	Three months ended December 31, 2025	Three months ended December 31, 2024
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$13,759	$11,525
Weighted average common units outstanding — basic and diluted	22,217	18,097
Earnings (loss) per common unit — basic and diluted	$0.62	$0.64
Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2025:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2025	$449,247	$3,222	$452,469
Issuance of common units	930	—	930
Distributions to unitholders	—	(16,000)	(16,000)
Net investment income	—	12,757	12,757
Net unrealized appreciation (depreciation)	—	1,009	1,009
Net realized gains (losses)	—	(7)	(7)
Balance at December 31, 2025	$450,177	$981	$451,158
The following table presents the changes in net assets for the three months ended December 31, 2024:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2024	$357,700	$6,591	$364,291
Issuance of common units	89,600	—	89,600
Distributions to unitholders	—	(11,000)	(11,000)
Net investment income	—	10,863	10,863
Net unrealized appreciation (depreciation)	—	778	778
Net realized gains (losses)	—	(116)	(116)
Balance at December 31, 2024	$447,300	$7,116	$454,416

Capital Activity

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

During the three months ended December 31, 2025, the Company issued and sold 45,598 units at an aggregate purchase price of $930. As of December 31, 2025, the Company had issued and sold 22,217,028 units since inception at an aggregate purchase price of $450,177, which represented approximately 35% of total committed capital.
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
For income tax purposes, the Company has reported its distributions for the 2025 calendar year as ordinary income. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2025 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.
The following table reflects the distributions that the Company has paid on its units during the three months ended December 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 15, 2025	December 15, 2025	December 29, 2025	$16,000
Total for the three months ended December 31, 2025			$16,000
The following table reflects the distributions that the Company has paid on its units during the three months ended December 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
Total for the three months ended December 31, 2024			$11,000

Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of December 31, 2025, the Subscription Facility provided for borrowings of up to $280,000 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of December 31, 2025, the Company had $42,000 outstanding under the Subscription Facility, which had a fair value of $42,000. As of September 30, 2025, the Company had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 5.81% and 7.00% for the three months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2025 and 2024, the Company recorded interest expense (inclusive of fees) of $1,202 and $6,519, respectively, related to the Subscription Facility.

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

As of December 31, 2025, the Company had $503,000 outstanding under the BofA Facility, which had a fair value of $503,000. As of September 30, 2025, the Company had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. The Company's borrowings under the BofA Facility bore interest at a weighted average interest rate of 5.83% for the three months ended December 31, 2025. For the three months ended December 31, 2025, the Company recorded interest expense (inclusive of fees) of $7,175, related to the BofA Facility.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2025 and 2024:

	Three months ended December 31, 2025	Three months ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$13,759	$11,525
Net unrealized (appreciation) depreciation	(1,009)	(778)
Other book/tax differences	386	118
Taxable income (1)	$13,136	$10,865
__________________
(1)The Company's taxable income for the three months ended December 31, 2025 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2026. The final taxable income may be different than the estimate.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

As of September 30, 2025, the components of accumulated earnings on a tax basis were as follows:

Undistributed ordinary income, net	$75
Net realized capital gains	2,897
Unrealized gains, net	250
Accumulated earnings	$3,222
The aggregate cost of investments for U.S. federal income tax purposes was $877,088 as of September 30, 2025. As of September 30, 2025, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for U.S. federal income tax purposes was $6,421. As of September 30, 2025, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for U.S. federal income tax purposes over value was $6,171. Net unrealized appreciation based on the aggregate cost of investments for U.S. federal income tax purposes was $250.
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

The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three months ended December 31, 2025, the Company incurred $2,364 of management fees, of which $555 were irrevocably waived by the Adviser. For the three months December 31, 2024, the Company incurred $1,606 of management fees, of which $376 were irrevocably waived by the Adviser.

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

For the three months ended December 31, 2025, the Company incurred $149 of expenses under the Administration Agreement, of which $120 was included in administrator expense and $29 was included in general and administrative expense. For the three months ended December 31, 2024, the Company incurred $105 of expenses under the Administration Agreement, of which $89 was included in administrator expense and $16 was included in general and administrative expense. As of December 31, 2025 and September 30, 2025, $715 and $1,732, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 10. Financial Highlights

	For the three months ended December 31, 2025	For the three months ended December 31, 2024
Net asset value at beginning of period	$20.41	$20.56
Net investment income (1)	0.57	0.60
Net unrealized appreciation (depreciation) (1)	0.05	0.05
Net realized gains (losses) (1)	—	(0.01)
Distributions of net investment income to unitholders	(0.72)	(0.62)
Net asset value at end of period	$20.31	$20.58
Total return (2)	3.03%	3.12%
Common units outstanding at beginning of period	22,171,430	17,718,214
Common units outstanding at end of period	22,217,029	22,076,191
Net assets at beginning of period	$452,469	$364,291
Net assets at end of period	$451,158	$454,416
Average net assets (3)	$457,472	$376,058
Ratio of net investment income to average net assets (4)	2.79%	2.89%
Ratio of total expenses to average net assets (4)	2.53%	2.63%
Ratio of net expenses to average net assets (4)	2.41%	2.53%
Ratio of portfolio turnover to average investments at fair value (4)	1.27%	7.23%
Weighted average outstanding debt	$512,859	$390,473
Average debt per unit (1)	$23.08	$21.58
Asset coverage ratio (5)	182.78%	204.45%

(1)
Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, as it includes the effect of the timing of equity issuances.

(2)	Total return is calculated as the change in net asset value per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning net asset value per unit, assuming a dividend reinvestment price equal to the net asset value per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three months ended December 31, 2025 and 2024 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $545,000 and $435,039 as of December 31, 2025 and 2024, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2025, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$7,094	C$	(9,726)	3/12/2026	$—	$22	Derivative asset
Foreign currency forward contract	$7,003		¥(1,015,858)	3/12/2026	482	—	Derivative asset
					$482	$22
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,951	C$	(9,526)	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$6,989		¥(1,013,529)	3/12/2026	19	—	Derivative asset
					$74	$—

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2025 and September 30, 2025, off-balance sheet arrangements consisted of $140,135 and $153,373, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

A list of unfunded commitments by portfolio company as of December 31, 2025 and September 30, 2025 is shown in the table below:

	December 31, 2025	September 30, 2025
Integrity Marketing Acquisition, LLC	$17,019	$18,340
Truck-Lite Co., LLC	15,323	16,175
Spruce Bidco I Inc.	11,644	11,644
Next Holdco, LLC	9,606	9,606
Geo Topco Corporation	9,007	9,007
Monotype Imaging Holdings Inc.	7,808	7,808
Creek Parent, Inc.	7,151	7,150
PetVet Care Centers, LLC	7,070	15,712
Sorenson Communications, LLC	7,063	7,063
AVSC Holding Corp.	6,860	6,922
West Star Aviation Acquisition, LLC	6,668	9,295
Everbridge, Inc.	5,488	5,488
Protein For Pets Opco, LLC	3,686	3,364
OneOncology, LLC	3,403	3,403
Premium Parent, LLC	3,402	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
LDS Buyer, LLC	2,663	2,663
WP CPP Holdings, LLC	2,653	2,653
USIC Holdings, Inc.	2,420	2,999
Sierra Enterprises, LLC	2,380	2,380
Centralsquare Technologies, LLC	2,005	2,005
Icefall Parent, Inc.	1,766	1,766
Minotaur Acquisition, Inc.	1,728	4,608
	$140,135	$153,373

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2025, except as discussed below:
Distribution Declaration

On February 5, 2026, the board of directors declared a distribution of $12,700, payable in cash on March 27, 2026 to unitholders of record as of March 16, 2026.

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

In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended September 30, 2025 and elsewhere in this quarterly report on Form 10-Q.
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDC") and regulated investment companies ("RIC"); and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Business Environment and Developments
Global financial markets have experienced an increase in volatility over the last few years amid higher inflation, elevated interest rates, tariffs and concern over a potential slowdown in economic activity. Various macroeconomic headwinds remain, including ongoing conflict in the Middle East, signs of an economic slowdown outside the United States, persistent inflation, threats of tariffs and a trade war and ongoing technology disruption. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of December 31, 2025 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of December 31, 2025, we held $962,964 of investments at fair value, up from $912,864 held as of September 30, 2025, primarily driven by new investment purchases during the three months ended December 31, 2025.
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
As of December 31, 2025 and September 30, 2025, there were no investments on non-accrual status.
Portfolio Composition

As of December 31, 2025, the fair value of our investment portfolio was $962,964 and was composed of investments in 25 portfolio companies. As of September 30, 2025, the fair value of our investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of December 31, 2025 and September 30, 2025, all of our debt investments were floating rate loans. As of December 31, 2025 and September 30, 2025, all of our investments were in the U.S. The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business.
As of December 31, 2025 and September 30, 2025, our investment portfolio consisted of the following:

	December 31, 2025	September 30, 2025
Cost:
Senior secured debt	99.47%	99.44%
Preferred equity	0.53%	0.56%
Total	100.00%	100.00%

	December 31, 2025	September 30, 2025
Fair Value:
Senior secured debt	99.39%	99.36%
Preferred equity	0.61%	0.64%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2025	September 30, 2025
Fair Value:
Application Software	14.49%	15.36%
Health Care Services	11.85%	12.22%
Specialized Consumer Services	7.10%	7.50%
Health Care Technology	6.65%	2.90%
Health Care Equipment	6.63%	7.00%
Aerospace & Defense	6.12%	6.15%
Building Products	6.02%	6.35%
Insurance Brokers	5.87%	6.06%
Communications Equipment	5.75%	6.19%
Life Sciences Tools & Services	5.07%	5.34%
Construction Machinery & Heavy Transportation Equipment	4.64%	4.81%
Packaged Foods & Meats	4.52%	4.81%
Drug Retail	4.29%	4.54%
Diversified Support Services	3.94%	4.08%
Diversified Financial Services	2.75%	—%
Air Freight & Logistics	2.37%	2.51%
Soft Drinks & Non-alcoholic Beverages	1.94%	2.02%
Financial Exchanges & Data	—%	2.16%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2025 and September 30, 2025 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three months ended December 31, 2025 and December 31, 2024
Investment Income
Total investment income for the three months ended December 31, 2025 was $23,797 and consisted of $23,797 of interest income (including $380 of PIK interest income) primarily from portfolio investments and zero of fee income. Total investment income for the three months ended December 31, 2024 was $20,364 and consisted of $19,940 of interest income (including $436 of PIK interest income) primarily from portfolio investments and $424 of fee income. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of December 31, 2025, the weighted average yield on our debt investments was 9.4%, down from 10.3% as of December 31, 2024. Based on fair value as of December 31, 2025, the weighted average yield on our total portfolio was 9.3%, down from 10.2% as of December 31, 2024.
Expenses
Net expenses for the three months ended December 31, 2025 were $11,040, up significantly from $9,501 for the three months ended December 31, 2024. The increase in net expenses was primarily driven by a larger investment portfolio and an increase in borrowings outstanding. Net expenses consisted of the following:

	For the three months ended December 31, 2025	For the three months ended December 31, 2024
Expenses:
Base management fee	$2,364	$1,606
Professional fees	403	311
Directors fees	119	119
Interest expense	8,377	7,592
Administrator expense	120	89
General and administrative expenses	212	160
Total expenses	$11,595	$9,877
Management fees waived	(555)	(376)
Net expenses	$11,040	$9,501
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $1,009 for the three months ended December 31, 2025, which was primarily driven by net unrealized appreciation on debt investments and foreign currency forward contracts.
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
During the three months ended December 31, 2025 and 2024, we recorded aggregate net realized gains (losses) of ($7) and ($116), respectively.
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
For the three months ended December 31, 2025, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $3,096. During the period, $4,517 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $1,430, due primarily from $58,000 of net borrowings under the Company's senior secured revolving credit facility (the “BofA Facility”) and $930 of proceeds from the issuance of common units, partially offset by $41,500 of net repayments under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent and $16,000 of distributions paid to unitholders.
For the three months ended December 31, 2024, we experienced a net decrease in cash and cash equivalents of $19,373. During the period, $113,205 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $93,876, due primarily from $15,000 of net borrowings under the Subscription Facility, $89,600 of proceeds from the issuance of common units and $276 of net proceeds from secured borrowings, partially offset by $11,000 of distributions paid to unitholders.
As of December 31, 2025, we had $37,226 of cash and cash equivalents (including restricted cash of $18,576), portfolio investments (at fair value) of $962,964, $4,655 of interest receivable, $238,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $42,000 of borrowings outstanding under the Subscription Facility, $97,000 of undrawn capacity on the BofA Facility (subject to borrowing base and other limitations), $503,000 of borrowings outstanding under the BofA Facility and zero secured borrowings.
As of September 30, 2025, we had $40,322 of cash and cash equivalents (including restricted cash of $7,165), portfolio investments (at fair value) of $912,864, $28,002 of due from portfolio companies, $5,159 of interest receivable, $196,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $83,500 of borrowings outstanding under the Subscription Facility, $155,000 of undrawn capacity on the BofA Facility (subject to borrowing base and other limitations), $445,000 of borrowings outstanding under the BofA Facility and zero secured borrowings.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025 and September 30, 2025, off-balance sheet arrangements consisted of $140,135 and $153,373, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and the BofA Facility:

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of December 31, 2025	Weighted average debt outstanding for the three months ended December 31, 2025	Maximum debt outstanding for the three months ended December 31, 2025
Subscription Facility	$83,500	$42,000	$48,859	$110,500
BofA Facility	445,000	503,000	464,000	503,000
Total debt	$528,500	$545,000	$512,859

	Payments due by period as of December 31, 2025
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$42,000	42,000	$—	$—
Interest due on Subscription Facility	1,722	1,722	—	—
BofA Facility	503,000	—	—	503,000
Interest due on BofA Facility	128,309	28,027	56,054	44,228
Total	$675,031	$71,749	$56,054	$547,228

Equity Activity
During the three months ended December 31, 2025, we issued and sold 45,598 units at an aggregate purchase price of $930. As of December 31, 2025, we had issued and sold 22,217,028 units since inception at an aggregate purchase price of $450,177, which represented approximately 35% of total committed capital.
During the three months ended December 31, 2024, we issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of December 31, 2024, we had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
Distributions
The following table reflects the distributions that we paid on our units during the three months ended December 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 15, 2025	December 15, 2025	December 29, 2025	$16,000
Total for the three months ended December 31, 2025			$16,000
The following table reflects the distributions that the Company has paid on its units during the three months ended December 31, 2024:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
Total for the three months ended December 31, 2024			$11,000
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of December 31, 2025, we had $545,000 in outstanding senior securities and our asset coverage was 182.78%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of December 31, 2025, the Subscription Facility provides for borrowings of up to $280,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of December 31, 2025, we had $42,000 outstanding under the Subscription Facility, which had a fair value of $42,000. As of September 30, 2025, we had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 5.81% and 7.00% for the three months ended December 31, 2025 and 2024, respectively. For the three months ended December 31, 2025 and 2024, we recorded interest expense (inclusive of fees) of $1,202 and $6,519, respectively, related to the Subscription Facility.

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
As of December 31, 2025, we had $503,000 outstanding under the BofA Facility, which had a fair value of $503,000. As of September 30, 2025, we had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. Our borrowings under the BofA Facility bore interest at a weighted average interest rate of 5.83% for the three months ended December 31, 2025. For the three months ended December 31, 2025, we recorded interest expense (inclusive of fees) of $7,175, related to the BofA Facility.
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

Recent Developments
Distribution Declaration

On February 5, 2026, our board of directors declared a distribution of $12,700, payable in cash on March 27, 2026 to unitholders of record as of March 16, 2026.

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
As of December 31, 2025 and September 30, 2025, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of December 31, 2025 and September 30, 2025 was as follows:

	December 31, 2025		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$—	—%	$—	—%
>0% and <1%	723,505	75.60	717,345	79.09
1%	233,545	24.40	189,650	20.91
>1%	—	—	—	—
Total	$957,050	100.00%	$906,995	100.00%

Based on our Statements of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$24,226	$(13,625)	$10,601
200	19,371	(10,900)	8,471
150	14,515	(8,175)	6,340
100	9,660	(5,450)	4,210
50	4,821	(2,725)	2,096

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(4,790)	$2,725	$(2,065)
100	(9,579)	5,450	(4,129)
150	(14,369)	8,175	(6,194)
200	(19,159)	10,900	(8,259)
250	(23,949)	13,625	(10,324)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2025 and September 30, 2025:

	December 31, 2025			September 30, 2025
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
SOFR
30 day		$457,591	$545,000		$452,772	$528,500
90 day	500,351		—	373,397		—
180 day	—			82,204
CORRA
30 day	C$	9,307	—	C$	9,330	—
TONA
90 day		¥995,150	—		¥997,650	—
Fixed rate	—		—	—		—

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2025 that have not been previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended December 31, 2025, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: February 11, 2026