Form 10-Q
period 2026-03-31
Oaktree Gardens OLP, LLC
filed 2026-05-14
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had 22,516,620 common units outstanding as of May 12, 2026.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I

Item 1. Consolidated Financial Statements

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	March 31, 2026 (unaudited)	September 30, 2025
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2026: $938,979; cost September 30, 2025: $912,205)	$934,496	$912,864
Cash and cash equivalents	8,368	33,157
Restricted cash	21,386	7,165
Due from portfolio company	—	28,002
Interest receivable	4,824	5,159
Deferred financing costs	2,148	2,989
Derivative asset at fair value	251	74
Other assets	81	127
Total assets	$971,554	$989,537
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$310	$295
Base management fee payable	1,829	1,728
Due to affiliates	957	1,732
Interest payable	6,911	4,813
Director fees payable	75	—
Credit facility payable	511,000	528,500
Total liabilities	521,082	537,068
Commitments and contingencies (Note 12)
Net assets:
Common units (22,412 and 22,171 units issued and outstanding as of March 31, 2026 and September 30, 2025, respectively)	454,137	449,247
Accumulated undistributed (overdistributed) earnings	(3,665)	3,222
Total net assets (equivalent to $20.10 and $20.41 per common unit as of March 31, 2026 and September 30, 2025, respectively) (Note 10)	450,472	452,469
Total liabilities and net assets	$971,554	$989,537

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Interest income:
Non-control/Non-affiliate investments	$22,767	$19,232	$45,861	$37,568
Interest on cash and cash equivalents	212	831	535	1,999
Total interest income	22,979	20,063	46,396	39,567
PIK interest income:
Non-control/Non-affiliate investments	346	431	726	867
Total PIK interest income	346	431	726	867
Fee income:
Non-control/Non-affiliate investments	767	66	767	490
Total fee income	767	66	767	490
Total investment income	24,092	20,560	47,889	40,924
Expenses:
Base management fee	2,391	1,871	4,755	3,477
Professional fees	431	272	834	583
Directors fees	119	119	238	238
Interest expense	7,881	7,043	16,258	14,635
Administrator expense	123	98	243	187
General and administrative expenses	178	153	390	313
Total expenses	11,123	9,556	22,718	19,433
Management fees waived	(562)	(439)	(1,117)	(815)
Net expenses	10,561	9,117	21,601	18,618
Net investment income	13,531	11,443	26,288	22,306
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(5,776)	(1,070)	(5,153)	(410)
Foreign currency forward contracts	(209)	(359)	177	(241)
Net unrealized appreciation (depreciation)	(5,985)	(1,429)	(4,976)	(651)
Realized gains (losses):
Non-control/Non-affiliate investments	(2)	(2)	(9)	(64)
Foreign currency forward contracts	510	118	510	64
Net realized gains (losses)	508	116	501	—
(Provision) benefit for taxes on realized and unrealized gains (losses)	—	—	—	—
Net realized and unrealized gains (losses), net of taxes	(5,477)	(1,313)	(4,475)	(651)
Net increase (decrease) in net assets resulting from operations	$8,054	$10,130	$21,813	$21,655
Net investment income per common unit — basic and diluted	$0.60	$0.52	$1.18	$1.11
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.36	$0.46	$0.98	$1.08
Weighted average common units outstanding — basic and diluted	22,412	22,076	22,313	20,065

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Operations:
Net investment income	$13,531	$11,443	$26,288	$22,306
Net unrealized appreciation (depreciation)	(5,985)	(1,429)	(4,976)	(651)
Net realized gains (losses)	508	116	501	—
Net increase (decrease) in net assets resulting from operations	8,054	10,130	21,813	21,655
Unit transactions:
Issuance of common units	3,960	—	4,890	89,600
Distributions to unitholders	(12,700)	(11,000)	(28,700)	(22,000)
Net increase (decrease) from unit transactions	(8,740)	(11,000)	(23,810)	67,600
Total increase (decrease) in net assets	(686)	(870)	(1,997)	89,255
Net assets at beginning of period	451,158	454,416	452,469	364,291
Net assets at end of period	450,472	453,546	450,472	453,546
Net asset value per common unit	$20.10	$20.54	$20.10	$20.54
Common units outstanding at end of period	22,412	22,076	22,412	22,076

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended March 31, 2026	Six months ended March 31, 2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$21,813	$21,655
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	4,976	651
Net realized (gains) losses	(501)	—
PIK interest income	(726)	(867)
Accretion of original issue discount on investments	(2,322)	(2,250)
Amortization of deferred financing costs	841	872
Purchases of investments	(97,301)	(260,359)
Proceeds from the sales and repayments of investments	74,084	50,311
Changes in operating assets and liabilities:
(Increase) decrease in due from portfolio companies	28,002	—
(Increase) decrease in interest receivable	335	(609)
(Increase) decrease in other assets	46	73
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15	(47)
Increase (decrease) in base management fee payable	101	430
Increase (decrease) in due to affiliate	(775)	(218)
Increase (decrease) in interest payable	2,098	1,287
Increase (decrease) in director fees payable	75	(119)
Net cash provided by (used in) operating activities	30,761	(189,190)
Financing activities:
Distributions paid in cash	(28,700)	(22,000)
Borrowings under credit facility	165,000	235,000
Repayments of borrowings under credit facility	(182,500)	(195,000)
Borrowings of secured borrowings	—	434
Repayments of secured borrowings	—	(107)
Proceeds from the issuance of common units	4,890	89,600
Deferred financing costs paid	—	(76)
Net cash provided by (used in) financing activities	(41,310)	107,851
Effect of exchange rate changes on foreign currency	(19)	(57)
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,568)	(81,396)
Cash and cash equivalents and restricted cash, beginning of period	40,322	207,344
Cash and cash equivalents and restricted cash, end of period	$29,754	$125,948
Supplemental information:
Cash paid for interest	$13,318	$12,476
Reconciliation to the Statements of Assets and Liabilities	March 31, 2026	September 30, 2025
Cash and cash equivalents	$8,368	$33,157
Restricted cash	21,386	7,165
Total cash and cash equivalents and restricted cash	$29,754	$40,322

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(6)
Angel Lux Bidco S.a r.l.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.87%		12/20/2032		$7,947	$7,868	$7,868	(4)(7)(9)
Angel Lux Bidco S.a r.l.	Application Software	First Lien Term Loan	SOFR+	5.25%			12/20/2032		—	—	—	(4)(7)(8)(9)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.67%		12/5/2031		69,533	68,404	68,321	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.67%		12/5/2029		1,353	1,242	1,234	(4)(7)(8)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.67%		8/28/2030		41,980	41,054	41,161	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.42%		4/12/2030		18,761	18,462	18,550	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(34)	(22)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.67%		12/18/2031		49,573	48,865	48,800	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(103)	(111)	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.66%		7/2/2031		21,507	21,426	21,292	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.66%		7/2/2031		2,107	2,093	2,053	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(8)	(22)	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2030		29,433	28,960	29,203	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.45%		9/30/2030		7,431	7,377	7,373	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(48)	(24)	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.17%		10/15/2031		30,668	30,425	30,475	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.18%		10/15/2031		5,566	5,496	5,494	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.17%		10/15/2031		994	960	967	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.20%		1/25/2030		17,958	17,832	17,778	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(16)	(18)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	8.67%		8/25/2028		56,475	56,235	56,413	(4)(7)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(68)	(13)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(32)	(5)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		19,208	19,007	18,989	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.67%		2/9/2032		3,804	3,764	3,761	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(30)	(33)	(4)(7)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		16,968	16,732	16,809	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		2,880	2,840	2,853	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		2,728	2,690	2,702	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.67%		6/3/2030		4,084	4,044	4,045	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(24)	(17)	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/28/2031		41,079	40,463	39,436	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.92%		2/28/2031		889	881	854	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(51)	(185)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/12/2030		26,693	26,430	26,464	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(24)	(21)	(4)(7)(8)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	8.24%		1/13/2033		12,681	12,617	12,619	(4)(7)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%			1/13/2033		—	(7)	(7)	(4)(7)(8)
NFO Orange Buyer LLC	Distributors	First Lien Revolver	PRIME+	3.50%	10.25%		1/13/2033		362	353	353	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.67%		11/15/2030		58,879	58,101	52,991	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.68%		11/15/2029		1,571	1,476	786	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185	—	5,081	5,888	(7)(10)
Premium Parent, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	10.18%		11/25/2032		37,308	36,599	36,625	(4)(7)
Premium Parent, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%	10.17%		9/21/2032		1,401	1,315	1,318	(4)(7)(8)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.92%		9/20/2030		43,460	42,862	42,634	(4)(7)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)		Cost	Fair Value	Notes
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	$(63)	$(88)	(4)(7)(8)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.00%	8.67%		3/16/2031			$5,695	5,610	5,610	(4)(7)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Revolver	SOFR+	5.00%			3/16/2031			—	(7)	(7)	(4)(7)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.75%	9.45%		5/20/2030			18,658	18,427	18,658	(4)(7)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.75%			5/20/2030			—	(30)	—	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.42%		4/19/2029			54,521	53,855	53,741	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(86)	(97)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.45%		1/30/2032			51,278	50,636	50,816	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	5.75%		1/30/2032			¥992,649	6,329	6,183	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.00%		1/30/2032		C$	9,284	6,330	6,592	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%	8.37%		1/30/2032			$2,588	2,442	2,484	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.44%		2/13/2032			851	839	843	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032			3,835	3,745	3,743	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032			—	(32)	(46)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032			1,004	995	994	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032			39,484	38,951	39,109	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	4.75%			2/13/2031			—	(52)	(37)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031			25,766	25,565	25,771	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.30%	3.13%	9/10/2031			9,629	9,535	9,680	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031			1,053	1,053	1,054	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	PRIME+	4.25%	11.00%		9/10/2031			2,884	2,858	2,884	(4)(7)(8)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.50%	9.17%		6/16/2031			21,256	20,966	20,967	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.18%		5/20/2032			4,629	4,589	4,590	(4)(7)(8)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.17%		5/20/2032			28,749	28,533	28,562	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%			5/20/2032			—	(30)	(26)	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.04%	3.88%	11/28/2029			25,697	25,335	25,674	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.04%	3.88%	11/29/2029			1,218	1,218	1,217	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029			—	(41)	(6)	(4)(7)(8)

Total Non-Control/Non-Affiliate Investments (207.5% of net assets)											$938,979	$934,496
Cash and Cash Equivalents and Restricted Cash
Fidelity Investments Money Market Treasury Fund											15,424	15,424
BNY Mellon Short Term Investment Fund											6,985	6,985
Other cash accounts											7,345	7,345
Cash and Cash Equivalents and Restricted Cash (6.6% of net assets)											$29,754	$29,754
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (214.1% of net assets)											$968,733	$964,250

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
March 31, 2026
(dollar amounts in thousands)
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$7,195	C$	(9,726)	6/11/2026	Bank of New York Mellon	$205
Foreign currency forward contract	$6,470		¥(1,015,858)	6/11/2026	Bank of New York Mellon	46
						$251
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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of March 31, 2026, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68%, the 180-day SOFR at 3.70%, the PRIME at 6.75%, the Tokyo Overnight Average Rate ("TONA") at 0.75% and the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.27%. As of March 31, 2026, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(7)As of March 31, 2026, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, qualifying assets represented 99.2% of the Company's total assets and non-qualifying assets represented 0.8% of the Company's total assets.
(10)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $5,888, or 1.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
No member shall be liable for any of the debts, liabilities or obligations of the Company except to the extent otherwise required by Delaware law, except that each member shall be required to pay to the Company (a) any capital contributions that it has agreed to make to the Company pursuant to any subscription agreements and (b) the amount of any distribution that it is required to return to the Company pursuant to the Amended and Restated Limited Liability Company Agreement, as amended, or the Delaware Limited Liability Company Act.
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
The fair value of the Company's investments as of March 31, 2026 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2026 and September 30, 2025, there were no investments on non-accrual status.
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
As of March 31, 2026, included in restricted cash was $21,386 that was held at Computershare Trust Company, N.A. in connection with the Company’s SPV credit facility (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facility, the Company was restricted in terms of access to the $21,386 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedule and verification of the Company’s compliance with the terms of the SPV credit facility. As of September 30, 2025, included in restricted cash was $7,165 that was held at Computershare Trust Company, N.A. in connection with the Company's SPV credit facility.
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
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount recommended to the Board for distribution to the Company’s unitholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities and the significant segment expenses are listed on the Consolidated Statement of Operations.
Organization and Offering Costs:
Costs associated with the organization of the Company are expensed as incurred. Costs associated with the offering of the units are capitalized as "deferred offering costs" on the Consolidated Statements of Assets and Liabilities and amortized over a 12-month period from incurrence.
For the three and six months ended March 31, 2026 and 2025, the Company did not incur organization costs. For the three and six months ended March 31, 2026 and 2025, the Company did not amortize offering costs.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its consolidated annual financial statements for the year ending September 30, 2026.
Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2026, the fair value of the Company's investment portfolio was $934,496 and was composed of investments in 27 portfolio companies. As of September 30, 2025, the fair value of the Company's investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of March 31, 2026 and September 30, 2025, all of the Company's debt investments were floating rate loans.
The composition of the Company's investments as of March 31, 2026 and September 30, 2025 at cost and fair value was as follows:

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$933,898	99.46%	$907,124	99.44%
Preferred equity	5,081	0.54%	5,081	0.56%
Total	$938,979	100.00%	$912,205	100.00%

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$928,608	99.37%	206.14%	$906,995	99.36%	200.45%
Preferred equity	5,888	0.63%	1.31%	5,869	0.64%	1.30%
Total	$934,496	100.00%	207.45%	$912,864	100.00%	201.75%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2026 and September 30, 2025 was as follows:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$145,205	15.47%	$137,715	15.11%
Health Care Services	102,572	10.92%	115,069	12.61%
Specialized Consumer Services	69,646	7.42%	68,479	7.51%
Health Care Equipment	65,737	7.00%	63,388	6.95%
Aerospace & Defense	59,604	6.35%	55,495	6.08%
Building Products	57,847	6.16%	57,901	6.35%
Insurance Brokers	56,135	5.98%	55,004	6.03%
Communications Equipment	53,769	5.73%	56,647	6.21%
Life Sciences Tools & Services	48,762	5.19%	48,939	5.36%
Construction Machinery & Heavy Transportation Equipment	44,446	4.73%	43,744	4.80%
Packaged Foods & Meats	42,799	4.56%	44,187	4.84%
Drug Retail	41,054	4.37%	41,468	4.55%
Diversified Support Services	39,011	4.15%	36,934	4.05%
Health Care Technology	26,406	2.81%	26,471	2.90%
Diversified Financial Services	26,282	2.80%	—	—%
Air Freight & Logistics	22,741	2.42%	22,831	2.50%
Soft Drinks & Non-alcoholic Beverages	18,397	1.96%	18,458	2.02%
Distributors	12,963	1.38%	—	—%
Pharmaceuticals	5,603	0.60%	—	—%
Financial Exchanges & Data	—	—%	19,475	2.13%
Total	$938,979	100.00%	$912,205	100.00%

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$144,136	15.45%	32.01%	$139,859	15.36%	30.93%
Health Care Services	97,608	10.44%	21.67%	111,581	12.22%	24.66%
Specialized Consumer Services	69,555	7.44%	15.44%	68,456	7.50%	15.13%
Health Care Equipment	66,075	7.07%	14.67%	63,907	7.00%	14.12%
Aerospace & Defense	60,011	6.42%	13.32%	56,179	6.15%	12.42%
Building Products	57,903	6.20%	12.85%	57,993	6.35%	12.82%
Insurance Brokers	56,395	6.03%	12.52%	55,346	6.06%	12.23%
Communications Equipment	53,644	5.74%	11.91%	56,533	6.19%	12.49%
Life Sciences Tools & Services	48,689	5.21%	10.81%	48,746	5.34%	10.77%
Construction Machinery & Heavy Transportation Equipment	44,606	4.77%	9.90%	43,953	4.81%	9.71%
Packaged Foods & Meats	42,546	4.55%	9.44%	43,926	4.81%	9.71%
Drug Retail	41,161	4.40%	9.14%	41,465	4.54%	9.16%
Diversified Support Services	39,389	4.21%	8.74%	37,284	4.08%	8.24%
Health Care Technology	26,443	2.83%	5.87%	26,513	2.90%	5.86%
Diversified Financial Services	26,392	2.82%	5.86%	—	—%	—%
Air Freight & Logistics	22,717	2.43%	5.04%	22,902	2.51%	5.06%
Soft Drinks & Non-alcoholic Beverages	18,658	2.00%	4.14%	18,473	2.02%	4.08%
Distributors	12,965	1.39%	2.88%	—	—%	—%
Pharmaceuticals	5,603	0.60%	1.24%	—	—%	—%
Financial Exchanges & Data	—	—%	—%	19,748	2.16%	4.36%
Total	$934,496	100.00%	207.45%	$912,864	100.00%	201.75%

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

The geographic composition of the Company’s portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	March 31, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
United States	$931,111	99.16%	$912,205	100.00%
Switzerland	7,868	0.84%	—	—%
Total	$938,979	100.00%	$912,205	100.00%

	March 31, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$926,628	99.16%	205.70%	$912,864	100.00%	201.75%
Switzerland	7,868	0.84%	1.75%	—	—%	—%
Total	$934,496	100.00%	207.45%	$912,864	100.00%	201.75%
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2026 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$928,608	$928,608
Preferred equity	—	—	5,888	5,888
Total investments at fair value	—	—	934,496	934,496
Cash equivalents	22,409	—	—	22,409
Derivative assets	—	251	—	251
Total assets at fair value	$22,409	$251	$934,496	$957,156
The following table presents the financial instruments carried at fair value as of September 30, 2025 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$906,995	$906,995
Preferred equity	—	—	5,869	5,869
Total investments at fair value	—	—	912,864	912,864
Cash equivalents	32,793	—	—	32,793
Derivative assets	—	74	—	74
Total assets at fair value	$32,793	$74	$912,864	$945,731
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable, or Level 3, components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The following table provides a roll-forward of the changes in fair value from December 31, 2025 to March 31, 2026 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	Senior Secured Debt	Preferred Equity	Total
Fair value as of December 31, 2025	$957,050	$5,914	$962,964
Purchases	37,202	—	37,202
Sales and repayments	(61,695)	—	(61,695)
Capitalized PIK interest income	346	—	346
Accretion of OID	1,449	—	1,449
Net unrealized appreciation (depreciation)	(5,744)	(26)	(5,770)
Fair value as of March 31, 2026	$928,608	$5,888	$934,496
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2026	(5,032)	(25)	(5,057)
The following table provides a roll-forward of the changes in fair value from December 31, 2024 to March 31, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of December 31, 2024	$693,302	$6,015	$699,317
Purchases	92,798	—	92,798
Sales and repayments	(4,118)	—	(4,118)
Capitalized PIK interest income	431	—	431
Accretion of OID	669	—	669
Net unrealized appreciation (depreciation)	(1,018)	(40)	(1,058)
Net realized gains (losses)	(1)	—	(1)
Fair value as of March 31, 2025	$782,063	$5,975	$788,038
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2025	(1,018)	(40)	(1,058)
The following table provides a roll-forward of the changes in fair value from September 30, 2025 to March 31, 2026 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2025	$906,995	$5,869	$912,864
Purchases	97,301	—	97,301
Sales and repayments	(73,574)	—	(73,574)
Capitalized PIK interest income	726	—	726
Accretion of OID	2,322	—	2,322
Net unrealized appreciation (depreciation)	(5,164)	19	(5,145)
Net realized gains (losses)	2	—	2
Fair value as of March 31, 2026	$928,608	$5,888	$934,496
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2026	(5,078)	20	(5,058)
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to March 31, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	260,359	—	260,359
Sales and repayments	(50,251)	—	(50,251)
Capitalized PIK interest income	867	—	867
Accretion of OID	2,250	—	2,250
Net unrealized appreciation (depreciation)	(639)	228	(411)
Net realized gains (losses)	(1)	—	(1)
Fair value as of March 31, 2025	$782,063	$5,975	$788,038
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2025	457	228	685

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2026:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$928,608	Market Yield	Market Yield	(b)	8.0%	-	12.0%	9.6%
Preferred equity	5,888	Market Yield	Market Yield	(b)	18.0%	-	20.0%	19.0%
Total	$934,496
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and six months ended March 31, 2026, the Company recorded total fee income of $767 for each period, all of which were non-recurring in nature. For the three and six months ended March 31, 2025, the Company recorded total fee income of $66 and $490, respectively, of which zero and $14, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2026 and 2025:

(Unit amounts in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$8,054	$10,130	$21,813	$21,655
Weighted average common units outstanding — basic and diluted	22,412	22,076	22,313	20,065
Earnings (loss) per common unit — basic and diluted	$0.36	$0.46	$0.98	$1.08
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2026:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2025	$449,247	$3,222	$452,469
Issuance of common units	930	—	930
Distributions to unitholders	—	(16,000)	(16,000)
Net investment income	—	12,757	12,757
Net unrealized appreciation (depreciation)	—	1,009	1,009
Net realized gains (losses)	—	(7)	(7)
Balance at December 31, 2025	$450,177	$981	$451,158
Issuance of common units	3,960	—	$3,960
Distributions to unitholders	—	(12,700)	(12,700)
Net investment income	—	13,531	13,531
Net unrealized appreciation (depreciation)	—	(5,985)	(5,985)
Net realized gains (losses)	—	508	508
Balance at March 31, 2026	$454,137	$(3,665)	$450,472

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

Capital Activity
During the three months ended March 31, 2026, the Company issued and sold 194,962 units at an aggregate purchase price of $3,960. During the six months ended March 31, 2026, the Company issued and sold 240,560 units at an aggregate purchase price of $4,890. As of March 31, 2026, the Company had issued and sold 22,411,991 units since inception at an aggregate purchase price of $454,137, which represented approximately 35% of total committed capital.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

The following table reflects the distributions that the Company has paid on its units during the six months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 15, 2025	December 15, 2025	December 29, 2025	$16,000
February 5, 2026	March 16, 2026	March 27, 2026	12,700
Total for the six months ended March 31, 2026			$28,700
The following table reflects the distributions that the Company has paid on its units during the six months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	11,000
Total for the six months ended March 31, 2025			$22,000

Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of March 31, 2026, the Subscription Facility provided for borrowings of up to $280,000 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of March 31, 2026, the Company had $61,000 outstanding under the Subscription Facility, which had a fair value of $61,000. As of September 30, 2025, the Company had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 5.66% and 6.82% for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026, the Company recorded interest expense (inclusive of fees) of $1,061 and $2,263, respectively, related to the Subscription Facility. For the three and six months ended March 31, 2025, the Company recorded interest expense (inclusive of fees) of $6,048 and $12,567, respectively, related to the Subscription Facility.

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

As of March 31, 2026, the Company had $450,000 outstanding under the BofA Facility, which had a fair value of $450,000. As of September 30, 2025, the Company had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. The Company's borrowings under the BofA Facility bore interest at a weighted average interest rate of 5.70% for the six months ended March 31, 2026. For the three and six months ended March 31, 2026, the Company recorded interest expense (inclusive of fees) of $6,820 and $13,995, respectively, related to the BofA Facility.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$8,054	$10,130	$21,813	$21,655
Net unrealized (appreciation) depreciation	5,985	1,429	4,976	651
Other book/tax differences	(209)	(359)	177	(241)
Taxable income (1)	$13,830	$11,200	$26,966	$22,065
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2026 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2026. The final taxable income may be different than the estimate.
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

The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three and six months ended March 31, 2026, the Company incurred $2,391 and $4,755 of management fees, respectively, of which $562 and $1,117 were irrevocably waived by the Adviser, respectively. For the three and six months ended March 31, 2025, the Company incurred $1,871 and $3,477 of management fees, respectively, of which $439 and $815 were irrevocably waived by the Adviser, respectively.

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

For the three months ended March 31, 2026, the Company incurred $160 of expenses under the Administration Agreement, of which $123 was included in administrator expense and $37 was included in general and administrative expense.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

For the six months ended March 31, 2026, the Company incurred $310 of expenses under the Administration Agreement, of which $243 was included in administrator expense and $67 was included in general and administrative expense. For the three months ended March 31, 2025, the Company incurred $133 of expenses under the Administration Agreement, of which $98 was included in administrator expense and $35 was included in general and administrative expense. For the six months ended March 31, 2025, the Company incurred $237 of expenses under the Administration Agreement, of which $187 was included in administrator expense and $50 was included in general and administrative expense. As of March 31, 2026 and September 30, 2025, $957 and $1,732, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.
Note 10. Financial Highlights

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Net asset value at beginning of period	$20.31	$20.58	$20.41	$20.56
Net investment income (1)	0.60	0.52	1.18	1.11
Net unrealized appreciation (depreciation) (1)	(0.26)	(0.07)	(0.22)	(0.01)
Net realized gains (losses) (1)	0.02	0.01	0.02	—
Distributions of net investment income to unitholders	(0.57)	(0.50)	(1.29)	(1.12)
Net asset value at end of period	$20.10	$20.54	$20.10	$20.54
Total return (2)	1.75%	2.22%	4.83%	5.41%
Common units outstanding at beginning of period	22,217,029	22,076,191	22,171,430	17,718,214
Common units outstanding at end of period	22,411,991	22,076,191	22,411,991	22,076,191
Net assets at beginning of period	$451,158	$454,416	$452,469	$364,291
Net assets at end of period	$450,472	$453,546	$450,472	$453,546
Average net assets (3)	$456,888	$457,648	$457,183	$416,404
Ratio of net investment income to average net assets (4)	2.96%	2.50%	5.75%	5.36%
Ratio of total expenses to average net assets (4)	2.43%	2.09%	4.97%	4.67%
Ratio of net expenses to average net assets (4)	2.31%	1.99%	4.72%	4.47%
Ratio of portfolio turnover to average investments at fair value (4)	6.56%	0.57%	7.91%	7.32%
Weighted average outstanding debt	$513,200	$386,427	$513,027	$388,472
Average debt per unit (1)	$22.90	$17.50	$22.99	$19.36
Asset coverage ratio (5)	188.16%	198.53%	188.16%	198.53%

(1)
Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025, as it includes the effect of the timing of equity issuances.

(2)	Total return is calculated as the change in net asset value per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning net asset value per unit, assuming a dividend reinvestment price equal to the net asset value per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and six months ended March 31, 2026 and 2025 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $511,000 and $460,322 as of March 31, 2026 and 2025, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2026, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2026.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$7,195	C$	(9,726)	6/11/2026	$205	$—	Derivative asset
Foreign currency forward contract	$6,470		¥(1,015,858)	6/11/2026	46	—	Derivative asset
					$251	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,951	C$	(9,526)	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$6,989		¥(1,013,529)	3/12/2026	19	—	Derivative asset
					$74	$—

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2026 and September 30, 2025, off-balance sheet arrangements consisted of $125,238 and $153,373, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

A list of unfunded commitments by portfolio company as of March 31, 2026 and September 30, 2025 is shown in the table below:

	March 31, 2026	September 30, 2025
Integrity Marketing Acquisition, LLC	$17,053	$18,340
Truck-Lite Co., LLC	14,712	16,175
Spruce Bidco I Inc.	9,056	11,644
Geo Topco Corporation	9,007	9,007
Creek Parent, Inc.	7,151	7,150
Sorenson Communications, LLC	7,063	7,063
PetVet Care Centers, LLC	6,285	15,712
Everbridge, Inc.	5,488	5,488
AVSC Holding Corp.	5,477	6,922
West Star Aviation Acquisition, LLC	5,455	9,295
Monotype Imaging Holdings Inc.	5,226	7,808
Protein For Pets Opco, LLC	4,608	3,364
NFO Orange Buyer LLC	4,166	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
Premium Parent, LLC	3,102	—
LDS Buyer, LLC	2,665	2,663
WP CPP Holdings, LLC	2,653	2,653
Next Holdco, LLC	2,621	9,606
Sierra Enterprises, LLC	2,380	2,380
Centralsquare Technologies, LLC	2,005	2,005
Icefall Parent, Inc.	1,766	1,766
Minotaur Acquisition, Inc.	1,728	4,608
USIC Holdings, Inc.	912	2,999
Angel Lux Bidco S.a r.l.	863	—
Resistance Holdings, Inc.	474	—
OneOncology, LLC	—	3,403
	$125,238	$153,373

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2026, except as discussed below:
Distribution Declaration

On May 7, 2026, the board of directors declared a distribution of $13,500, payable in cash on June 26, 2026 to unitholders of record as of June 12, 2026.

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

Various macroeconomic headwinds remain, including current geopolitical conflicts, particularly the escalation of conflict in the Middle East, signs of an economic slowdown outside the United States, persistent inflation, threats of additional tariffs and a trade war and ongoing technology disruption, including the rapid development and adoption of artificial intelligence. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of March 31, 2026 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of March 31, 2026, we held $934,496 of investments at fair value, up from $912,864 held as of September 30, 2025, primarily driven by new investment purchases during the six months ended March 31, 2026.
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
As of March 31, 2026 and September 30, 2025, there were no investments on non-accrual status.
Portfolio Composition

As of March 31, 2026, the fair value of our investment portfolio was $934,496 and was composed of investments in 27 portfolio companies. As of September 30, 2025, the fair value of our investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of March 31, 2026 and September 30, 2025, all of our debt investments were floating rate loans.
As of March 31, 2026 and September 30, 2025, our investment portfolio consisted of the following:

	March 31, 2026	September 30, 2025
Cost:
Senior Secured Debt	99.46%	99.44%
Preferred Equity	0.54%	0.56%
Total	100.00%	100.00%

	March 31, 2026	September 30, 2025
Fair Value:
Senior Secured Debt	99.37%	99.36%
Preferred Equity	0.63%	0.64%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2026	September 30, 2025
Fair Value:
Application Software	15.45%	15.36%
Health Care Services	10.44%	12.22%
Specialized Consumer Services	7.44%	7.50%
Health Care Equipment	7.07%	7.00%
Aerospace & Defense	6.42%	6.15%
Building Products	6.20%	6.35%
Insurance Brokers	6.03%	6.06%
Communications Equipment	5.74%	6.19%
Life Sciences Tools & Services	5.21%	5.34%
Construction Machinery & Heavy Transportation Equipment	4.77%	4.81%
Packaged Foods & Meats	4.55%	4.81%
Drug Retail	4.40%	4.54%
Diversified Support Services	4.21%	4.08%
Health Care Technology	2.83%	2.90%
Diversified Financial Services	2.82%	—%
Air Freight & Logistics	2.43%	2.51%
Soft Drinks & Non-alcoholic Beverages	2.00%	2.02%
Distributors	1.39%	—%
Pharmaceuticals	0.60%	—%
Financial Exchanges & Data	—%	2.16%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2026	September 30, 2025
United States	99.16%	100.00%
Switzerland	0.84%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2026 and September 30, 2025 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and six months ended March 31, 2026 and March 31, 2025
Investment Income
Total investment income for the three months ended March 31, 2026 was $24,092 and consisted of $23,325 of interest income (including $346 of PIK interest income) primarily from portfolio investments and $767 of fee income. Total investment income for the three months ended March 31, 2025 was $20,560 and consisted of $20,494 of interest income (including $431 of PIK interest income) primarily from portfolio investments and $66 of fee income. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio.
Total investment income for the six months ended March 31, 2026 was $47,889 and consisted of $47,122 of interest income (including $726 of PIK interest income) primarily from portfolio investments and $767 of fee income. Total investment income for the six months ended March 31, 2025 was $40,924 and consisted of $40,434 of interest income (including $867 of PIK interest income) primarily from portfolio investments and $490 of fee income. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of March 31, 2026, the weighted average yield on our debt investments was 9.2%, down from 10.2% as of March 31, 2025. Based on fair value as of March 31, 2026, the weighted average yield on our total portfolio was 9.2%, down from 10.1% as of March 31, 2025.

Expenses
Net expenses for the three and six ended March 31, 2026 were $10,561 and $21,601, respectively. Net expenses increased significantly for the three and six months ended March 31, 2026, as compared to the three and six months ended March 31, 2025. The increase in net expenses was primarily driven by a larger investment portfolio and an increase in borrowings outstanding. Net expenses consisted of the following:

	Three months ended March 31, 2026	Three months ended March 31, 2025	Six months ended March 31, 2026	Six months ended March 31, 2025
Expenses:
Base management fee	$2,391	$1,871	$4,755	$3,477
Professional fees	431	272	834	583
Directors fees	119	119	238	238
Interest expense	7,881	7,043	16,258	14,635
Administrator expense	123	98	243	187
General and administrative expenses	178	153	390	313
Total expenses	$11,123	$9,556	$22,718	$19,433
Management fees waived	(562)	(439)	(1,117)	(815)
Net expenses	$10,561	$9,117	$21,601	$18,618
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $5,985 and $4,976 for the three and six months ended March 31, 2026, which was primarily driven by net unrealized depreciation on debt investments and foreign currency forward contracts.
Net unrealized depreciation was $1,429 and $651 for the three and six months ended March 31, 2025, which was primarily driven by net unrealized depreciation on debt investments and foreign currency forward contracts.
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
During the three months ended March 31, 2026 and 2025, we recorded aggregate net realized gains of $508 and $116, respectively. During the six months ended March 31, 2026 and 2025, we recorded aggregate net realized gains of $501 and zero, respectively.
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
For the six months ended March 31, 2026, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $10,568. During the period, $30,761 of net cash was provided by operating activities, primarily consisting of net investment income, net decreases in receivables, and investment repayments, partially offset by cash used to fund new investments. During the same period, cash used in financing activities was $41,310, due primarily from $28,700 of distributions paid to unitholders and $22,500 of net repayments under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, partially offset by $5,000 of net borrowings under the Company's senior secured revolving credit facility (the “BofA Facility”) and $4,890 of proceeds from the issuance of common units.

For the six months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents of $81,396. During the period, $189,190 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $107,851, due primarily from $40,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, $89,600 of proceeds from the issuance of common units and $327 of net proceeds from secured borrowings, partially offset by $22,000 of distributions paid to unitholders.
As of March 31, 2026, we had $29,754 of cash and cash equivalents (including restricted cash of $21,386), portfolio investments (at fair value) of $934,496, $4,824 of interest receivable, $219,000 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $61,000 of borrowings outstanding under the Subscription Facility, $150,000 of undrawn capacity on the BofA Facility (subject to borrowing base and other limitations), $450,000 of borrowings outstanding under the BofA Facility and zero secured borrowings.
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026 and September 30, 2025, off-balance sheet arrangements consisted of $125,238 and $153,373, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and the BofA Facility:

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of March 31, 2026	Weighted average debt outstanding for the six months ended March 31, 2026	Maximum debt outstanding for the six months ended March 31, 2026
Subscription Facility	$83,500	$61,000	$45,742	$110,500
BofA Facility	$445,000	$450,000	$467,285	$503,000
Total debt	$528,500	$511,000	$513,027

	Payments due by period as of March 31, 2026
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$61,000	$61,000	$—	$—
Interest due on Subscription Facility	1,640	1,640	—	—
BofA Facility	450,000	—	—	450,000
Interest due on BofA Facility	109,146	25,198	50,396	33,552
Total	$621,786	$87,838	$50,396	$483,552

Equity Activity
During the three months ended March 31, 2026, we issued and sold 194,962 units at an aggregate purchase price of $3,960. During the six months ended March 31, 2026, we issued and sold 240,560 units at an aggregate purchase price of $4,890. As of March 31, 2026, we had issued and sold 22,411,991 units since inception at an aggregate purchase price of $454,137, which represented approximately 35% of total committed capital.
During the three months ended March 31, 2025, we did not issue any units. During the six months ended March 31, 2025, we issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of March 31, 2025, we had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
Distributions
The following table reflects the distributions that we paid on our units during the six months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 15, 2025	December 15, 2025	December 29, 2025	$16,000
February 5, 2026	March 16, 2026	March 27, 2026	12,700
Total for the six months ended March 31, 2026			$28,700
The following table reflects the distributions that we paid on our units during the six months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	11,000
Total for the six months ended March 31, 2025			$22,000
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of March 31, 2026, we had $511,000 in outstanding senior securities and our asset coverage was 188.16%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of March 31, 2026, the Subscription Facility provides for borrowings of up to $280,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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
As of March 31, 2026, we had $61,000 outstanding under the Subscription Facility, which had a fair value of $61,000. As of September 30, 2025, we had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 5.66% and 6.82% for the six months ended March 31, 2026 and 2025, respectively. For the three and six months ended March 31, 2026, we recorded interest expense (inclusive of fees) of $1,061 and $2,263, respectively, related to the Subscription Facility. For the three and six months ended March 31, 2025, we recorded interest expense (inclusive of fees) of $6,048 and $12,567, respectively, related to the Subscription Facility.
BofA Facility
On July 29, 2025, we entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), our wholly owned subsidiary, as borrower, us, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. As of March 31, 2026, the Credit Agreement provides for the BofA Facility that permits us to borrow up to $600,000 (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the BofA Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.
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
As of March 31, 2026, we had $450,000 outstanding under the BofA Facility, which had a fair value of $450,000. As of September 30, 2025, we had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. Our borrowings under the BofA Facility bore interest at a weighted average interest rate of 5.70% for the six months ended March 31, 2026. For the three and six months ended March 31, 2026, we recorded interest expense (inclusive of fees) of $6,820 and $13,995, respectively, related to the BofA Facility.
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

Recent Developments
Distribution Declaration

On May 7, 2026, our board of directors declared a distribution of $13,500, payable in cash on June 26, 2026 to unitholders of record as of June 12, 2026.

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
As of March 31, 2026 and September 30, 2025, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of March 31, 2026 and September 30, 2025 was as follows:

	March 31, 2026		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$7,868	0.84%	$—	—%
>0% and <1%	$682,955	73.55%	$717,345	79.09%
1%	$237,785	25.61%	$189,650	20.91%
>1%	$—	—%	$—	—%
Total	$928,608	100.00%	$906,995	100.00%

Based on our Statements of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$23,674	$(12,775)	$10,899
200	18,939	(10,220)	8,719
150	14,204	(7,665)	6,539
100	9,470	(5,110)	4,360
50	4,735	(2,555)	2,180

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(4,704)	$2,555	$(2,149)
100	(9,407)	5,110	(4,297)
150	(14,111)	7,665	(6,446)
200	(18,783)	10,220	(8,563)
250	(23,453)	12,775	(10,678)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2026 and September 30, 2025:

	March 31, 2026			September 30, 2025
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$3,246	—	—		—
SOFR
30 day		$452,421	$511,000		$452,772	$528,500
90 day	465,725		—	373,397		—
180 day	12,681		—	82,204		—
CORRA
30 day	C$	9,284	—	C$	9,330	—
TONA
90 day		¥992,649	—		¥997,650	—
Fixed rate	—		—	—		—

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On January 1, 2026, we issued and sold 194,962 common units for an aggregate offering price of $3,959,675 in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended March 31, 2026, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: May 13, 2026