Form 10-Q
period 2026-06-30
Oaktree Gardens OLP, LLC
filed 2026-08-12
CIK 1974793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant had 22,649,827 common units outstanding as of August 10, 2026.

OAKTREE GARDENS OLP, LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I

Item 1. Consolidated Financial Statements

Oaktree Gardens OLP, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except per unit amounts)

	June 30, 2026 (unaudited)	September 30, 2025
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2026: $968,289; cost September 30, 2025: $912,205)	$962,140	$912,864
Cash and cash equivalents	11,697	33,157
Restricted cash	20,624	7,165
Due from portfolio company	—	28,002
Interest receivable	5,203	5,159
Receivables from unsettled transactions	22,284	—
Deferred financing costs	1,727	2,989
Derivative asset at fair value	257	74
Other assets	236	127
Total assets	$1,024,168	$989,537
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,003	$295
Base management fee payable	1,851	1,728
Due to affiliates	1,003	1,732
Interest payable	6,917	4,813
Director fees payable	81	—
Credit facility payable	562,000	528,500
Total liabilities	574,855	537,068
Commitments and contingencies (Note 12)
Net assets:
Common units (22,517 and 22,171 units issued and outstanding as of June 30, 2026 and September 30, 2025, respectively)	456,240	449,247
Accumulated undistributed (overdistributed) earnings	(6,927)	3,222
Total net assets (equivalent to $19.95 and $20.41 per common unit as of June 30, 2026 and September 30, 2025, respectively) (Note 10)	449,313	452,469
Total liabilities and net assets	$1,024,168	$989,537

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)
(unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Interest income:
Non-control/Non-affiliate investments	$22,300	$21,059	$68,161	$58,627
Interest on cash and cash equivalents	190	450	725	2,449
Total interest income	22,490	21,509	68,886	61,076
PIK interest income:
Non-control/Non-affiliate investments	76	165	802	1,032
Total PIK interest income	76	165	802	1,032
Fee income:
Non-control/Non-affiliate investments	—	54	767	544
Total fee income	—	54	767	544
Total investment income	22,566	21,728	70,455	62,652
Expenses:
Base management fee	2,417	2,096	7,172	5,573
Professional fees	394	230	1,228	813
Directors fees	118	118	356	356
Organization expenses	—	2	—	2
Interest expense	8,063	7,639	24,321	22,274
Administrator expense	138	181	381	368
General and administrative expenses	155	160	545	473
Total expenses	11,285	10,426	34,003	29,859
Management fees waived	(566)	(492)	(1,683)	(1,307)
Net expenses	10,719	9,934	32,320	28,552
Net investment income	11,847	11,794	38,135	34,100
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(1,659)	(2,057)	(6,812)	(2,467)
Foreign currency forward contracts	6	244	183	3
Net unrealized appreciation (depreciation)	(1,653)	(1,813)	(6,629)	(2,464)
Realized gains (losses):
Non-control/Non-affiliate investments	(271)	2	(280)	(62)
Foreign currency forward contracts	315	(732)	825	(668)
Net realized gains (losses)	44	(730)	545	(730)
Net realized and unrealized gains (losses), net of taxes	(1,609)	(2,543)	(6,084)	(3,194)
Net increase (decrease) in net assets resulting from operations	$10,238	$9,251	$32,051	$30,906
Net investment income per common unit — basic and diluted	$0.53	$0.53	$1.70	$1.64
Earnings (loss) per common unit — basic and diluted (Note 5)	$0.45	$0.42	$1.43	$1.49
Weighted average common units outstanding — basic and diluted	22,517	22,076	22,381	20,735

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except per unit amounts)
(unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Operations:
Net investment income	$11,847	$11,794	$38,135	$34,100
Net unrealized appreciation (depreciation)	(1,653)	(1,813)	(6,629)	(2,464)
Net realized gains (losses)	44	(730)	545	(730)
Net increase (decrease) in net assets resulting from operations	10,238	9,251	32,051	30,906
Unit transactions:
Issuance of common units	2,103	—	6,993	89,600
Distributions to unitholders	(13,500)	(11,500)	(42,200)	(33,500)
Net increase (decrease) from unit transactions	(11,397)	(11,500)	(35,207)	56,100
Total increase (decrease) in net assets	(1,159)	(2,249)	(3,156)	87,006
Net assets at beginning of period	450,472	453,546	452,469	364,291
Net assets at end of period	449,313	451,297	449,313	451,297
Net asset value per common unit	$19.95	$20.44	$19.95	$20.44
Common units outstanding at end of period	22,517	22,076	22,517	22,076

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$32,051	$30,906
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	6,629	2,464
Net realized (gains) losses	(545)	730
PIK interest income	(802)	(1,032)
Accretion of original issue discount on investments	(3,068)	(2,780)
Amortization of deferred financing costs	1,261	1,305
Purchases of investments	(166,991)	(366,455)
Proceeds from the sales and repayments of investments	115,344	62,134
Changes in operating assets and liabilities:
(Increase) decrease in due from portfolio companies	28,002	—
(Increase) decrease in interest receivable	(44)	(1,520)
(Increase) decrease in receivables from unsettled transactions	(22,284)	—
(Increase) decrease in other assets	(109)	(9,348)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,708	(113)
Increase (decrease) in base management fee payable	123	602
Increase (decrease) in due to affiliate	(729)	77
Increase (decrease) in interest payable	2,104	1,339
Increase (decrease) in director fees payable	81	(119)
Net cash provided by (used in) operating activities	(6,269)	(281,810)
Financing activities:
Distributions paid in cash	(42,200)	(33,500)
Borrowings under credit facility	242,500	325,001
Repayments of borrowings under credit facility	(209,000)	(280,000)
Borrowings of secured borrowings	—	65,933
Repayments of secured borrowings	—	(240)
Proceeds from the issuance of common units	6,993	89,600
Deferred financing costs paid	—	(76)
Net cash provided by (used in) financing activities	(1,707)	166,718
Effect of exchange rate changes on foreign currency	(25)	(54)
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,001)	(115,146)
Cash and cash equivalents and restricted cash, beginning of period	40,322	207,344
Cash and cash equivalents and restricted cash, end of period	$32,321	$92,198
Supplemental information:
Cash paid for interest	$20,955	$19,630
Reconciliation to the Statements of Assets and Liabilities	June 30, 2026	September 30, 2025
Cash and cash equivalents	$11,697	$33,157
Restricted cash	20,624	7,165
Total cash and cash equivalents and restricted cash	$32,321	$40,322

See notes to Consolidated Financial Statements.

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments												(6)
Angel Lux Bidco S.a r.l.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		12/20/2032		$7,947	$7,868	$7,868	(4)(7)(9)
Angel Lux Bidco S.a r.l.	Application Software	First Lien Term Loan	SOFR+	5.25%			12/20/2032		—	—	—	(4)(7)(8)(9)
Auctane Holdings, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.75%	9.37%		6/1/2033		25,931	25,547	25,542	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Term Loan	SOFR+	5.00%	8.64%		12/5/2031		46,967	46,238	46,187	(4)(7)
AVSC Holding Corp.	Specialized Consumer Services	First Lien Revolver	SOFR+	5.00%	8.62%		12/5/2029		612	542	537	(4)(7)(8)
Blazing Star Parent, LLC	Drug Retail	First Lien Term Loan	SOFR+	7.00%	10.67%		8/28/2030		41,714	40,846	40,823	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Term Loan	SOFR+	5.75%	9.39%		4/12/2030		18,715	18,436	18,248	(4)(7)
Centralsquare Technologies, LLC	Application Software	First Lien Revolver	SOFR+	5.75%			4/12/2030		—	(32)	(51)	(4)(7)(8)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Term Loan	SOFR+	5.00%	8.64%		12/18/2031		35,838	35,348	35,307	(4)(7)
Creek Parent, Inc.	Life Sciences Tools & Services	First Lien Revolver	SOFR+	5.00%			12/18/2031		—	(71)	(77)	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.68%		7/2/2031		21,452	21,376	21,238	(4)(7)
Everbridge, Inc.	Application Software	First Lien Term Loan	SOFR+	5.00%	8.68%		7/2/2031		2,102	2,089	2,048	(4)(7)(8)
Everbridge, Inc.	Application Software	First Lien Revolver	SOFR+	5.00%			7/2/2031		—	(8)	(22)	(4)(7)(8)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2030		29,357	28,912	29,140	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Term Loan	SOFR+	4.75%	8.48%		9/30/2030		7,413	7,361	7,357	(4)(7)
Evergreen IX Borrower 2023, LLC	Application Software	First Lien Revolver	SOFR+	4.75%			9/29/2029		—	(45)	(22)	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.17%		10/15/2031		30,668	30,436	30,358	(4)(7)
Geo Topco Corporation	Building Products	First Lien Term Loan	SOFR+	4.50%	8.17%		10/15/2031		6,418	6,347	6,303	(4)(7)(8)
Geo Topco Corporation	Building Products	First Lien Revolver	SOFR+	4.50%	8.17%		10/15/2031		994	962	950	(4)(7)(8)
Icefall Parent, Inc.	Application Software	First Lien Term Loan	SOFR+	4.50%	8.23%		1/25/2030		17,958	17,841	17,811	(4)(7)
Icefall Parent, Inc.	Application Software	First Lien Revolver	SOFR+	4.50%			1/25/2030		—	(15)	(14)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%	8.67%		8/25/2028		56,332	56,117	56,275	(4)(7)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Term Loan	SOFR+	5.00%			8/25/2028		—	(61)	(12)	(4)(7)(8)
Integrity Marketing Acquisition, LLC	Insurance Brokers	First Lien Revolver	SOFR+	5.00%			8/25/2028		—	(29)	(5)	(4)(7)(8)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		19,159	18,968	18,939	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Term Loan	SOFR+	5.00%	8.64%		2/9/2032		3,795	3,757	3,751	(4)(7)
LDS Buyer, LLC	Air Freight & Logistics	First Lien Revolver	SOFR+	5.00%			2/9/2032		—	(29)	(33)	(4)(7)(8)
London Buyer, LLC	Advertising	First Lien Term Loan	SOFR+	5.00%	8.61%		6/24/2033		19,601	19,406	19,406	(4)(7)
London Buyer, LLC	Advertising	First Lien Term Loan	SOFR+	5.00%			6/24/2033		—	(11)	(11)	(4)(7)(8)
London Buyer, LLC	Advertising	First Lien Revolver	SOFR+	5.00%			6/24/2033		—	(33)	(33)	(4)(7)(8)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		16,925	16,704	16,775	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		2,873	2,835	2,847	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		2,699	2,664	2,675	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Term Loan	SOFR+	5.00%	8.64%		6/3/2030		4,074	4,034	4,037	(4)(7)
Minotaur Acquisition, Inc.	Diversified Financial Services	First Lien Revolver	SOFR+	5.00%			6/3/2030		—	(23)	(16)	(4)(7)(8)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/28/2031		40,975	40,360	39,401	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Term Loan	SOFR+	5.25%	8.89%		2/28/2031		887	879	853	(4)(7)
Monotype Imaging Holdings Inc.	Application Software	First Lien Revolver	SOFR+	5.25%			2/28/2030		—	(48)	(174)	(4)(7)(8)
Next Holdco, LLC	Health Care Technology	First Lien Term Loan	SOFR+	5.25%	8.89%		11/12/2030		26,625	26,376	26,407	(4)(7)
Next Holdco, LLC	Health Care Technology	First Lien Revolver	SOFR+	5.25%			11/8/2029		—	(22)	(20)	(4)(7)(8)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%	8.24%		1/13/2033		12,681	12,617	12,621	(4)(7)
NFO Orange Buyer LLC	Distributors	First Lien Term Loan	SOFR+	4.50%			1/13/2033		—	(7)	(6)	(4)(7)(8)
NFO Orange Buyer LLC	Distributors	First Lien Revolver	PRIME+	3.50%	10.25%		1/13/2033		996	987	988	(4)(7)(8)
OB Hospitalist Group Inc	Health Care Services	First Lien Term Loan	SOFR+	5.50%	9.15%		1/31/2031		17,812	17,637	17,640	(4)(7)
OB Hospitalist Group Inc	Health Care Services	First Lien Revolver	SOFR+	4.50%	11.25%		1/31/2031		274	253	254	(4)(7)(8)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)		Cost	Fair Value	Notes
PetVet Care Centers, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.00%	9.64%		11/15/2030			$58,728	$57,994	$52,562	(4)(7)
PetVet Care Centers, LLC	Health Care Services	First Lien Revolver	SOFR+	6.00%	9.64%		11/15/2029			2,357	2,268	1,532	(4)(7)(8)
PetVet Care Centers, LLC	Health Care Services	Preferred Equity						5,185		—	5,081	6,090	(7)(10)
Premium Parent, LLC	Health Care Services	First Lien Term Loan	SOFR+	6.50%	10.14%		11/25/2032			37,215	36,534	36,560	(4)(7)
Premium Parent, LLC	Health Care Services	First Lien Revolver	SOFR+	6.50%	10.16%		9/21/2032			1,101	1,018	1,021	(4)(7)(8)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Term Loan	SOFR+	5.25%	8.89%		9/20/2030			43,349	42,786	42,569	(4)(7)
Protein For Pets Opco, LLC	Packaged Foods & Meats	First Lien Revolver	SOFR+	5.25%			9/20/2030			—	(60)	(83)	(4)(7)(8)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Term Loan	SOFR+	5.00%	8.73%		3/17/2031			5,553	5,474	5,474	(4)(7)
Resistance Holdings, Inc.	Pharmaceuticals	First Lien Revolver	SOFR+	5.00%			3/16/2031			—	(7)	(7)	(4)(7)(8)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Term Loan	SOFR+	5.75%	9.48%		5/20/2030			18,611	18,394	18,611	(4)(7)
Sierra Enterprises, LLC	Soft Drinks & Non-alcoholic Beverages	First Lien Revolver	SOFR+	5.75%			5/20/2030			—	(28)	—	(4)(7)(8)
Sorenson Communications, LLC	Communications Equipment	First Lien Term Loan	SOFR+	5.75%	9.39%		4/19/2029			53,991	53,386	53,219	(4)(7)
Sorenson Communications, LLC	Communications Equipment	First Lien Revolver	SOFR+	5.75%			4/19/2029			—	(79)	(90)	(4)(7)(8)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		1/30/2032			51,148	50,536	50,708	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	TONA+	5.00%	5.98%		1/30/2032			¥990,149	6,316	6,040	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Term Loan	CORRA+	4.75%	7.04%		1/30/2032		C$	9,260	6,317	6,471	(4)(7)
Spruce Bidco I Inc.	Health Care Equipment	First Lien Revolver	SOFR+	4.75%	8.40%		1/30/2032			$4,528	4,389	4,429	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.43%		2/13/2032			849	838	841	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.42%		2/13/2032			3,825	3,740	3,733	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%			2/13/2032			—	(31)	(46)	(4)(7)(8)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		2/13/2032			1,001	993	992	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Term Loan	SOFR+	4.75%	8.41%		2/13/2032			39,384	38,875	39,010	(4)(7)
Truck-Lite Co., LLC	Construction Machinery & Heavy Transportation Equipment	First Lien Revolver	SOFR+	4.75%			2/13/2031			—	(49)	(37)	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031			25,701	25,510	25,338	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.75%	6.29%	3.13%	9/10/2031			9,681	9,587	9,587	(4)(7)
USIC Holdings, Inc.	Diversified Support Services	First Lien Term Loan	SOFR+	5.50%	9.17%		9/10/2031			1,229	1,229	1,208	(4)(7)(8)
USIC Holdings, Inc.	Diversified Support Services	First Lien Revolver	PRIME+	4.25%	11.00%		9/10/2031			2,979	2,954	2,932	(4)(7)(8)
Werner Finco LP	Building Products	First Lien Term Loan	SOFR+	5.25%	8.92%		6/16/2031			21,203	20,923	20,938	(4)(7)

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2026
(dollar amounts in thousands)
(unaudited)

Portfolio Company	Industry	Type of Investment (1)(2)	Index	Spread	Cash Interest Rate (3)(4)	PIK	Maturity Date	Shares	Principal (5)	Cost	Fair Value	Notes
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.14%		5/20/2032	—	$4,617	$4,577	$4,577	(4)(7)(8)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	4.50%	8.14%		5/20/2032	—	28,676	28,461	28,487	(4)(7)
West Star Aviation Acquisition, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	4.50%	8.14%		5/20/2032	—	606	576	579	(4)(7)(8)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.78%	3.88%	11/28/2029	—	25,637	25,301	25,598	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Term Loan	SOFR+	7.00%	6.78%	3.88%	11/29/2029	—	1,215	1,215	1,213	(4)(7)
WP CPP Holdings, LLC	Aerospace & Defense	First Lien Revolver	SOFR+	7.00%			11/28/2029	—	—	(38)	(6)	(4)(7)(8)

Total Non-Control/Non-Affiliate Investments (214.1% of net assets)										$968,289	$962,140
Cash and Cash Equivalents and Restricted Cash
Fidelity Investments Money Market Treasury Fund										15,340	15,340
BNY Mellon Short Term Investment Fund										9,145	9,145
Other cash accounts										7,836	7,836
Cash and Cash Equivalents and Restricted Cash (7.2% of net assets)										$32,321	$32,321
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (221.3% of net assets)										$1,000,610	$994,461

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Counterparty	Cumulative Unrealized Appreciation /(Depreciation)
Foreign currency forward contract	$6,823	C$	(9,445)	9/10/2026	Bank of New York Mellon	$144
Foreign currency forward contract	$6,543		¥(1,039,000)	9/10/2026	Bank of New York Mellon	113
						$257

Oaktree Gardens OLP, LLC
Consolidated Schedule of Investments
June 30, 2026
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
(4)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the Secured Overnight Financing Rate ("SOFR"), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rate based on each respective credit agreement and the cash interest rate as of period end. As of June 30, 2026, the reference rates for the Company's variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63%, the 180-day SOFR at 3.67%, the Prime Rate at 6.75%, the Tokyo Overnight Average Rate ("TONA") at 0.98% and the 30-day Canadian Overnight Repo Rate Average ("CORRA") at 2.28%. As of June 30, 2026, the Company's debt investments included interest floors which range from 0.00% to 1.00%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(7)As of June 30, 2026, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a "qualifying asset" as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, qualifying assets represented 99.2% of the Company's total assets and non-qualifying assets represented 0.8% of the Company's total assets.
(10)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $6,090, or 1.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
The fair value of the Company's investments as of June 30, 2026 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. The Company has and will continue to engage independent valuation firms to provide assistance each quarter regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Consolidated Statements of Assets and Liabilities as secured borrowings. Premium payables are separately reported as accrued interest.
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2026 and September 30, 2025, there were no investments on non-accrual status.
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
As of June 30, 2026, included in restricted cash was $20,624 that was held at Computershare Trust Company, N.A. in connection with the Company’s SPV credit facility (See Note 6. Borrowings). Pursuant to the terms of the SPV credit facility, the Company was restricted in terms of access to the $20,624 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedule and verification of the Company’s compliance with the terms of the SPV credit facility. As of September 30, 2025, included in restricted cash was $7,165 that was held at Computershare Trust Company, N.A. in connection with the Company's SPV credit facility.
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
For the three and nine months ended June 30, 2026, the Company did not incur organization costs. For the three and nine months ended June 30, 2025, the Company incurred organization costs of $2 and $2, respectively. For the three and nine months ended June 30, 2026 and 2025, the Company did not amortize offering costs.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the Company's Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

years 2023, 2024 and 2025. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. ASU 2023-09 is effective for the fiscal year beginning October 1, 2025 and the Company is evaluating the effect of adoption on its consolidated annual financial statements for the year ending September 30, 2026.
Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2026, the fair value of the Company's investment portfolio was $962,140 and was composed of investments in 30 portfolio companies. As of September 30, 2025, the fair value of the Company's investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of June 30, 2026 and September 30, 2025, all of the Company's debt investments were floating rate loans.
The composition of the Company's investments as of June 30, 2026 and September 30, 2025 at cost and fair value was as follows:

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$963,208	99.48%	$907,124	99.44%
Preferred equity	5,081	0.52%	5,081	0.56%
Total	$968,289	100.00%	$912,205	100.00%

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$956,050	99.37%	212.78%	$906,995	99.36%	200.45%
Preferred equity	6,090	0.63%	1.36%	5,869	0.64%	1.30%
Total	$962,140	100.00%	214.14%	$912,864	100.00%	201.75%

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2026 and September 30, 2025 was as follows:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
Application Software	$144,974	14.97%	$137,715	15.11%
Health Care Services	120,785	12.47%	115,069	12.61%
Health Care Equipment	67,558	6.98%	63,388	6.95%
Aerospace & Defense	60,092	6.21%	55,495	6.08%
Building Products	58,668	6.06%	57,901	6.35%
Insurance Brokers	56,027	5.79%	55,004	6.03%
Communications Equipment	53,307	5.51%	56,647	6.21%
Air Freight & Logistics	48,243	4.98%	22,831	2.50%
Specialized Consumer Services	46,780	4.83%	68,479	7.51%
Construction Machinery & Heavy Transportation Equipment	44,366	4.58%	43,744	4.80%
Packaged Foods & Meats	42,726	4.41%	44,187	4.84%
Drug Retail	40,846	4.22%	41,468	4.55%
Diversified Support Services	39,280	4.06%	36,934	4.05%
Life Sciences Tools & Services	35,277	3.64%	48,939	5.36%
Health Care Technology	26,354	2.72%	26,471	2.90%
Diversified Financial Services	26,214	2.71%	—	—%
Advertising	19,362	2.00%	—	—%
Soft Drinks & Non-alcoholic Beverages	18,366	1.90%	18,458	2.02%
Distributors	13,597	1.40%	—	—%
Pharmaceuticals	5,467	0.56%	—	—%
Financial Exchanges & Data	—	—%	19,475	2.13%
Total	$968,289	100.00%	$912,205	100.00%

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$143,681	14.94%	31.98%	$139,859	15.36%	30.93%
Health Care Services	115,659	12.02%	25.74%	111,581	12.22%	24.66%
Health Care Equipment	67,648	7.03%	15.06%	63,907	7.00%	14.12%
Aerospace & Defense	60,448	6.28%	13.45%	56,179	6.15%	12.42%
Building Products	58,549	6.09%	13.03%	57,993	6.35%	12.82%
Insurance Brokers	56,258	5.85%	12.52%	55,346	6.06%	12.23%
Communications Equipment	53,129	5.52%	11.82%	56,533	6.19%	12.49%
Air Freight & Logistics	48,199	5.01%	10.73%	22,902	2.51%	5.06%
Specialized Consumer Services	46,724	4.86%	10.40%	68,456	7.50%	15.13%
Construction Machinery & Heavy Transportation Equipment	44,493	4.62%	9.90%	43,953	4.81%	9.71%
Packaged Foods & Meats	42,486	4.42%	9.46%	43,926	4.81%	9.71%
Drug Retail	40,823	4.24%	9.09%	41,465	4.54%	9.16%
Diversified Support Services	39,065	4.06%	8.69%	37,284	4.08%	8.24%
Life Sciences Tools & Services	35,230	3.66%	7.84%	48,746	5.34%	10.77%
Health Care Technology	26,387	2.74%	5.87%	26,513	2.90%	5.86%
Diversified Financial Services	26,318	2.74%	5.86%	—	—%	—%
Advertising	19,362	2.01%	4.31%	—	—%	—%
Soft Drinks & Non-alcoholic Beverages	18,611	1.93%	4.14%	18,473	2.02%	4.08%
Distributors	13,603	1.41%	3.03%	—	—%	—%
Pharmaceuticals	5,467	0.57%	1.22%	—	—%	—%
Financial Exchanges & Data	—	—%	—%	19,748	2.16%	4.36%
Total	$962,140	100.00%	214.14%	$912,864	100.00%	201.75%

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

	June 30, 2026		September 30, 2025
Cost:		% of Total Investments		% of Total Investments
United States	$960,421	99.19%	$912,205	100.00%
Switzerland	7,868	0.81%	—	—%
Total	$968,289	100.00%	$912,205	100.00%

	June 30, 2026			September 30, 2025
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$954,272	99.18%	212.39%	$912,864	100.00%	201.75%
Switzerland	7,868	0.82%	1.75%	—	—%	—%
Total	$962,140	100.00%	214.14%	$912,864	100.00%	201.75%
Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2026 on the Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$—	$956,050	$956,050
Preferred equity	—	—	6,090	6,090
Total investments at fair value	—	—	962,140	962,140
Cash equivalents	24,485	—	—	24,485
Derivative assets	—	257	—	257
Total assets at fair value	$24,485	$257	$962,140	$986,882
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
The following table provides a roll-forward of the changes in fair value from March 31, 2026 to June 30, 2026 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	Senior Secured Debt	Preferred Equity	Total
Fair value as of March 31, 2026	$928,608	$5,888	$934,496
Purchases	71,020	—	71,020
Sales and repayments	(42,268)	—	(42,268)
Capitalized PIK interest income	76	—	76
Accretion of OID	746	—	746
Net unrealized appreciation (depreciation)	(1,861)	202	(1,659)
Net realized gains (losses)	(271)	—	(271)
Fair value as of June 30, 2026	$956,050	$6,090	$962,140
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2026	(1,865)	202	(1,663)
The following table provides a roll-forward of the changes in fair value from March 31, 2025 to June 30, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of March 31, 2025	$782,063	$5,975	$788,038
Purchases	106,095	—	106,095
Sales and repayments	(12,555)	—	(12,555)
Capitalized PIK interest income	164	—	164
Accretion of OID	530	—	530
Net unrealized appreciation (depreciation)	(2,263)	206	(2,057)
Fair value as of June 30, 2025	$874,034	$6,181	$880,215
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2025	(2,263)	206	(2,057)
The following table provides a roll-forward of the changes in fair value from September 30, 2025 to June 30, 2026 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2025	$906,995	$5,869	$912,864
Purchases	166,991	—	166,991
Sales and repayments	(114,493)	—	(114,493)
Capitalized PIK interest income	802	—	802
Accretion of OID	3,068	—	3,068
Net unrealized appreciation (depreciation)	(7,033)	221	(6,812)
Net realized gains (losses)	(280)	—	(280)
Fair value as of June 30, 2026	$956,050	$6,090	$962,140
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2026 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2026	(6,943)	221	(6,722)
The following table provides a roll-forward of the changes in fair value from September 30, 2024 to June 30, 2025 for all investments for which the Company determined fair value using unobservable (Level 3) factors:

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

	Senior Secured Debt	Preferred Equity	Total
Fair value as of September 30, 2024	$569,478	$5,747	$575,225
Purchases	366,455	—	366,455
Sales and repayments	(62,807)	—	(62,807)
Capitalized PIK interest income	1,031	—	1,031
Accretion of OID	2,780	—	2,780
Net unrealized appreciation (depreciation)	(2,902)	434	(2,468)
Net realized gains (losses)	(1)	—	(1)
Fair value as of June 30, 2025	$874,034	$6,181	$880,215
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2025 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2025	(1,805)	434	(1,371)

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2026:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$936,688	Market Yield	Market Yield	(b)	9.0%	-	14.0%	10.2%
	19,362	Transaction Precedent	Transaction price	(c)	N/A	-	N/A	N/A
Preferred equity	6,090	Market Yield	Market Yield	(b)	18.3%	-	20.3%	19.3%
Total	$962,140
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 4. Fee Income
For the three and nine months ended June 30, 2026, the Company recorded total fee income of zero and $767, respectively, all of which were non-recurring in nature. For the three and nine months ended June 30, 2025, the Company recorded total fee income of $54 and $544, respectively, of which zero and $14, respectively, was recurring in nature. Recurring fee income consisted of servicing fees.

Note 5. Unit Data and Distributions
Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit, pursuant to ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2026 and 2025:

(Unit amounts in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Earnings (loss) per common unit — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$10,238	$9,251	$32,051	$30,906
Weighted average common units outstanding — basic and diluted	22,517	22,076	22,381	20,735
Earnings (loss) per common unit — basic and diluted	$0.45	$0.42	$1.43	$1.49
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2026:

	Common Units	Accumulated Earnings	Total Net Assets
Balance at September 30, 2025	$449,247	$3,222	$452,469
Issuance of common units	930	—	930
Distributions to unitholders	—	(16,000)	(16,000)
Net investment income	—	12,757	12,757
Net unrealized appreciation (depreciation)	—	1,009	1,009
Net realized gains (losses)	—	(7)	(7)
Balance at December 31, 2025	$450,177	$981	$451,158
Issuance of common units	3,960	—	3,960
Distributions to unitholders	—	(12,700)	(12,700)
Net investment income	—	13,531	13,531
Net unrealized appreciation (depreciation)	—	(5,985)	(5,985)
Net realized gains (losses)	—	508	508
Balance at March 31, 2026	$454,137	$(3,665)	$450,472
Issuance of common units	2,103	—	2,103
Distributions to unitholders	—	(13,500)	(13,500)
Net investment income	—	11,847	11,847
Net unrealized appreciation (depreciation)	—	(1,653)	(1,653)
Net realized gains (losses)	—	44	44
Balance at June 30, 2026	$456,240	$(6,927)	$449,313

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

Capital Activity
During the three months ended June 30, 2026, the Company issued and sold 104,630 units at an aggregate purchase price of $2,103. During the nine months ended June 30, 2026, the Company issued and sold 345,190 units at an aggregate purchase price of $6,993. As of June 30, 2026, the Company had issued and sold 22,516,621 units since inception at an aggregate purchase price of $456,240, which represented approximately 36% of total committed capital.
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

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

The following table reflects the distributions that the Company has paid on its units during the nine months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 15, 2025	December 15, 2025	December 29, 2025	$16,000
February 5, 2026	March 16, 2026	March 27, 2026	12,700
May 7, 2026	June 12, 2026	June 26, 2026	13,500
Total for the nine months ended June 30, 2026			$42,200
The following table reflects the distributions that the Company has paid on its units during the nine months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	11,000
May 8, 2025	May 15, 2025	June 2, 2025	11,500
Total for the nine months ended June 30, 2025			$33,500

Note 6. Borrowings

Subscription Facility

On September 26, 2023, the Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) with the Company, as borrower, Gardens Coinvest, LLC, as initial qualified borrower, Oaktree Gardens OLP SPV, L.P. (the “SPV”), as initial guarantor, Oaktree OLPG GP, L.P. (the “GP”), as general partner, Oaktree OLPG GP Ltd. (the “Ultimate GP”), as ultimate general partner, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders from time to time party thereto. As of June 30, 2026, the Subscription Facility provided for borrowings of up to $280,000 in aggregate principal amount or, if smaller, 90% of unfunded commitments from certain eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.

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

As of June 30, 2026, the Company had $101,500 outstanding under the Subscription Facility, which had a fair value of $101,500. As of September 30, 2025, the Company had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. The Company's borrowings under the Subscription Facility bore interest at a weighted average interest rate of 5.57% and 6.75% for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026, the Company recorded interest expense (inclusive of fees) of $1,328 and $3,591, respectively, related to the Subscription Facility. For the three and nine months ended June 30, 2025, the Company recorded interest expense (inclusive of fees) of $6,407 and $18,974, respectively, related to the Subscription Facility.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

BofA Facility

On July 29, 2025, the Company entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), a wholly owned subsidiary of the Company, as borrower, the Company, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. As of June 30, 2026, the Credit Agreement provides for a senior secured revolving credit facility (the “BofA Facility”) that permits the Company to borrow up to $600,000 (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the BofA Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.

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

As of June 30, 2026, the Company had $460,500 outstanding under the BofA Facility, which had a fair value of $460,500. As of September 30, 2025, the Company had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. The Company's borrowings under the BofA Facility bore interest at a weighted average interest rate of 5.67% for the nine months ended June 30, 2026. For the three and nine months ended June 30, 2026, the Company recorded interest expense (inclusive of fees) of $6,735 and $20,730, respectively, related to the BofA Facility.

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$10,238	$9,251	$32,051	$30,906
Net unrealized (appreciation) depreciation	1,653	1,813	6,629	2,464
Other book/tax differences	6	245	183	4
Taxable income (1)	$11,897	$11,309	$38,863	$33,374
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2026 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2026. The final taxable income may be different than the estimate.
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

The management fee is payable quarterly in arrears and equals 1.00% per annum of the Company’s gross assets (excluding cash and cash equivalents). The management fee for each quarter is calculated based on the average gross assets of the Company (excluding cash and cash equivalents) at the end of such quarter and at the end of the preceding quarter. The Adviser does not receive any fees on Capital Commitments not yet drawn. For the three and nine months ended June 30, 2026, the Company incurred $2,417 and $7,172 of management fees, respectively, of which $566 and $1,683 were irrevocably waived by the Adviser, respectively. For the three and nine months ended June 30, 2025, the Company incurred $2,096 and $5,573 of management fees, respectively, of which $492 and $1,307 were irrevocably waived by the Adviser, respectively.

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

For the three months ended June 30, 2026, the Company incurred $171 of expenses under the Administration Agreement, of which $138 was included in administrator expense and $33 was included in general and administrative expense. For the nine

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

months ended June 30, 2026, the Company incurred $481 of expenses under the Administration Agreement, of which $381 was included in administrator expense and $100 was included in general and administrative expense. For the three months ended June 30, 2025, the Company incurred $229 of expenses under the Administration Agreement, of which $181 was included in administrator expense and $48 was included in general and administrative expense. For the nine months ended June 30, 2025, the Company incurred $467 of expenses under the Administration Agreement, of which $368 was included in administrator expense and $99 was included in general and administrative expense. As of June 30, 2026 and September 30, 2025, $1,003 and $1,732, respectively, was included in “Due to affiliates” in the Statements of Assets and Liabilities and was payable to the Administrator.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser. Although the Company does not pay any fees to the Placement Agent, the Company has agreed to indemnify the Placement Agent in connection with its activities.
Note 10. Financial Highlights

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Net asset value at beginning of period	$20.10	$20.54	$20.41	$20.56
Net investment income (1)	0.53	0.53	1.70	1.64
Net unrealized appreciation (depreciation) (1)	(0.08)	(0.08)	(0.29)	(0.08)
Net realized gains (losses) (1)	—	(0.03)	0.02	(0.04)
Distributions of net investment income to unitholders	(0.60)	(0.52)	(1.89)	(1.64)
Net asset value at end of period	$19.95	$20.44	$19.95	$20.44
Total return (2)	2.23%	2.04%	7.08%	7.56%
Common units outstanding at beginning of period	22,411,991	22,076,191	22,171,430	17,718,214
Common units outstanding at end of period	22,516,621	22,076,191	22,516,621	22,076,191
Net assets at beginning of period	$450,472	$453,546	$452,469	$364,291
Net assets at end of period	$449,313	$451,297	$449,313	$451,297
Average net assets (3)	$455,045	$452,384	$456,471	$428,398
Ratio of net investment income to average net assets (4)	2.60%	2.61%	8.35%	7.96%
Ratio of total expenses to average net assets (4)	2.48%	2.30%	7.45%	6.97%
Ratio of net expenses to average net assets (4)	2.36%	2.20%	7.08%	6.66%
Ratio of portfolio turnover to average investments at fair value (4)	4.35%	1.42%	12.23%	8.45%
Weighted average outstanding debt	$518,896	$421,012	$514,983	$399,319
Average debt per unit (1)	$23.04	$19.07	$23.01	$19.26
Asset coverage ratio (5)	179.95%	185.08%	179.95%	185.08%

(1)
Calculated based upon weighted average units outstanding for the period. The amount shown does not correspond with the net unrealized appreciation (depreciation) per unit shown on the Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025, as it includes the effect of the timing of equity issuances.

(2)	Total return is calculated as the change in net asset value per unit during the period, plus distributions per unit or capital activity, if any, divided by the beginning net asset value per unit, assuming a dividend reinvestment price equal to the net asset value per unit at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and nine months ended June 30, 2026 and 2025 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $562,000 and $530,458 as of June 30, 2026 and 2025, respectively.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

Note 11. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (the “ISDA Master Agreement”) with its derivative counterparty, Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2026, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company’s forward currency contracts.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2026.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,823	C$	(9,445)	9/10/2026	$144	$—	Derivative asset
Foreign currency forward contract	$6,543		¥(1,039,000)	9/10/2026	113	—	Derivative asset
					$257	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2025.

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,951	C$	(9,526)	3/12/2026	$55	$—	Derivative asset
Foreign currency forward contract	$6,989		¥(1,013,529)	3/12/2026	19	—	Derivative asset
					$74	$—

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2026 and September 30, 2025, off-balance sheet arrangements consisted of $123,792 and $153,373, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and non-financial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

OAKTREE GARDENS OLP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and per unit amounts, percentages and as otherwise indicated)

A list of unfunded commitments by portfolio company as of June 30, 2026 and September 30, 2025 is shown in the table below:

	June 30, 2026	September 30, 2025
Integrity Marketing Acquisition, LLC	$17,053	$18,340
Truck-Lite Co., LLC	14,712	16,175
Geo Topco Corporation	8,155	9,007
Spruce Bidco I Inc.	7,116	11,644
Sorenson Communications, LLC	7,063	7,063
PetVet Care Centers, LLC	5,499	15,712
Everbridge, Inc.	5,488	5,488
London Buyer, LLC	5,470	—
Monotype Imaging Holdings Inc.	5,226	7,808
Creek Parent, Inc.	5,177	7,150
Protein For Pets Opco, LLC	4,608	3,364
West Star Aviation Acquisition, LLC	4,364	9,295
AVSC Holding Corp.	4,025	6,922
NFO Orange Buyer LLC	3,532	—
Premium Parent, LLC	3,402	—
Evergreen IX Borrower 2023, LLC	3,322	3,322
WP CPP Holdings, LLC	2,653	2,653
Next Holdco, LLC	2,621	9,606
LDS Buyer, LLC	2,617	2,663
Sierra Enterprises, LLC	2,380	2,380
Centralsquare Technologies, LLC	2,005	2,005
OB Hospitalist Group Inc	1,835	—
Icefall Parent, Inc.	1,766	1,766
Minotaur Acquisition, Inc.	1,728	4,608
Angel Lux Bidco S.a r.l.	863	—
USIC Holdings, Inc.	638	2,999
Resistance Holdings, Inc.	474	—
OneOncology, LLC	—	3,403
	$123,792	$153,373

Note 13. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2026, except as discussed below:
Distribution Declaration

On August 6, 2026, the board of directors declared a distribution of $12,000, payable in cash on September 28, 2026 to unitholders of record as of September 14, 2026.

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment, tariffs and geopolitical events on all of the foregoing.

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

Various macroeconomic headwinds remain, including current geopolitical conflicts, particularly the ongoing conflict in the Middle East, signs of an economic slowdown outside the United States, persistent inflation, threats of additional tariffs and a trade war and ongoing technology disruption, including the rapid development and adoption of artificial intelligence. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

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
The fair value of our investments as of June 30, 2026 and September 30, 2025 was determined by the Adviser, as the Board's valuation designee. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
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
As of June 30, 2026, we held $962,140 of investments at fair value, up from $912,864 held as of September 30, 2025, primarily driven by new investment purchases during the nine months ended June 30, 2026.
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
As of June 30, 2026 and September 30, 2025, there were no investments on non-accrual status.
Portfolio Composition

As of June 30, 2026, the fair value of our investment portfolio was $962,140 and was composed of investments in 30 portfolio companies. As of September 30, 2025, the fair value of our investment portfolio was $912,864 and was composed of investments in 24 portfolio companies. As of June 30, 2026 and September 30, 2025, all of our debt investments were floating rate loans.
As of June 30, 2026 and September 30, 2025, our investment portfolio consisted of the following:

	June 30, 2026	September 30, 2025
Cost:
Senior Secured Debt	99.48%	99.44%
Preferred Equity	0.52%	0.56%
Total	100.00%	100.00%

	June 30, 2026	September 30, 2025
Fair Value:
Senior Secured Debt	99.37%	99.36%
Preferred Equity	0.63%	0.64%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2026	September 30, 2025
Fair Value:
Application Software	14.94%	15.36%
Health Care Services	12.02%	12.22%
Health Care Equipment	7.03%	7.00%
Aerospace & Defense	6.28%	6.15%
Building Products	6.09%	6.35%
Insurance Brokers	5.85%	6.06%
Communications Equipment	5.52%	6.19%
Air Freight & Logistics	5.01%	2.51%
Specialized Consumer Services	4.86%	7.50%
Construction Machinery & Heavy Transportation Equipment	4.62%	4.81%
Packaged Foods & Meats	4.42%	4.81%
Drug Retail	4.24%	4.54%
Diversified Support Services	4.06%	4.08%
Life Sciences Tools & Services	3.66%	5.34%
Health Care Technology	2.74%	2.90%
Diversified Financial Services	2.74%	—%
Advertising	2.01%	—%
Soft Drinks & Non-alcoholic Beverages	1.93%	2.02%
Distributors	1.41%	—%
Pharmaceuticals	0.57%	—%
Financial Exchanges & Data	—%	2.16%
Total	100.00%	100.00%

The geographic composition of our portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2026	September 30, 2025
United States	99.18%	100.00%
Switzerland	0.82%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2026 and September 30, 2025 in our consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and nine months ended June 30, 2026 and June 30, 2025
Investment Income
Total investment income for the three months ended June 30, 2026 was $22,566 and consisted of $22,566 of interest income (including $76 of PIK interest income) primarily from portfolio investments and zero of fee income. Total investment income for the three months ended June 30, 2025 was $21,728 and consisted of $21,674 of interest income (including $165 of PIK interest income) primarily from portfolio investments and $54 of fee income. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio.
Total investment income for the nine months ended June 30, 2026 was $70,455 and consisted of $69,688 of interest income (including $802 of PIK interest income) primarily from portfolio investments and $767 of fee income. Total investment income for the nine months ended June 30, 2025 was $62,652 and consisted of $62,108 of interest income (including $1,032 of PIK interest income) primarily from portfolio investments and $544 of fee income. The increase in total investment income from the prior period was mainly driven by a larger investment portfolio. Based on fair value as of June 30, 2026, the weighted average yield on our debt investments was 9.3%, down from 10.3% as of June 30, 2025. Based on fair value as of June 30, 2026, the weighted average yield on our total portfolio was 9.2%, down from 10.2% as of June 30, 2025.

Expenses
Net expenses for the three and nine months ended June 30, 2026 were $10,719 and $32,320, respectively. Net expenses increased significantly for the three and nine months ended June 30, 2026, as compared to the three and nine months ended June 30, 2025. The increase in net expenses was primarily driven by a larger investment portfolio and an increase in borrowings outstanding. Net expenses consisted of the following:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Nine months ended June 30, 2026	Nine months ended June 30, 2025
Expenses:
Base management fee	$2,417	$2,096	$7,172	$5,573
Professional fees	394	230	1,228	813
Directors fees	118	118	356	356
Organization expenses	—	2	—	2
Interest expense	8,063	7,639	24,321	22,274
Administrator expense	138	181	381	368
General and administrative expenses	155	160	545	473
Total expenses	$11,285	$10,426	$34,003	$29,859
Management fees waived	(566)	(492)	(1,683)	(1,307)
Net expenses	$10,719	$9,934	$32,320	$28,552
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $1,653 and $6,629 for the three and nine months ended June 30, 2026, which was primarily driven by net unrealized depreciation on debt investments, partially offset by unrealized appreciation on foreign currency forward contracts.
Net unrealized depreciation was $1,813 and $2,464 for the three and nine months ended June 30, 2025, which was primarily driven by net unrealized depreciation on debt investments, partially offset by unrealized appreciation on foreign currency forward contracts.
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
During the three months ended June 30, 2026 and 2025, we recorded aggregate net realized gains (losses) of $44 and $(730), respectively. During the nine months ended June 30, 2026 and 2025, we recorded aggregate net realized gains (losses) of $545 and $(730), respectively.
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
For the nine months ended June 30, 2026, we experienced a net decrease in cash and cash equivalents (including restricted cash) of $8,001. During the period, $6,269 of net cash was used in operating activities, primarily consisting of cash used to fund new investments and an increase in receivables from unsettled transactions, partially offset by proceeds from investment repayments, net investment income, and a decrease in amounts due from portfolio companies. During the same period, cash used in financing activities was $1,707, due primarily from $42,200 of distributions paid to unitholders, partially offset by $18,000 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with

Sumitomo Mitsui Banking Corporation, as administrative agent, $15,500 of net borrowings under the Company's senior secured revolving credit facility (the “BofA Facility”) and $6,993 of proceeds from the issuance of common units.
For the nine months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents of $115,146. During the period, $281,810 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by investment repayments. During the same period, cash provided by financing activities was $166,718, due primarily from $45,001 of net borrowings under our senior secured revolving credit facility (the "Subscription Facility") with Sumitomo Mitsui Banking Corporation, as administrative agent, $89,600 of proceeds from the issuance of common units and $65,693 of net proceeds from secured borrowings, partially offset by $33,500 of distributions paid to unitholders.
As of June 30, 2026, we had $32,321 of cash and cash equivalents (including restricted cash of $20,624), portfolio investments (at fair value) of $962,140, $5,203 of interest receivable, $178,500 of undrawn capacity on the Subscription Facility (subject to borrowing base and other limitations), $101,500 of borrowings outstanding under the Subscription Facility, $139,500 of undrawn capacity on the BofA Facility (subject to borrowing base and other limitations), $460,500 of borrowings outstanding under the BofA Facility and zero secured borrowings.
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
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026 and September 30, 2025, off-balance sheet arrangements consisted of $123,792 and $153,373, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and non-financial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table reflects information pertaining to our principal debt outstanding under the Subscription Facility and the BofA Facility:

	Debt Outstanding as of September 30, 2025	Debt Outstanding as of June 30, 2026	Weighted average debt outstanding for the nine months ended June 30, 2026	Maximum debt outstanding for the nine months ended June 30, 2026
Subscription Facility	$83,500	$101,500	$51,410	$110,500
BofA Facility	445,000	460,500	463,573	503,000
Total debt	$528,500	$562,000	$514,983

	Payments due by period as of June 30, 2026
	Total	< 1 year	1-3 years	3-5 years
Subscription Facility	$101,500	$101,500	$—	$—
Interest due on Subscription Facility	1,319	1,319	—	—
BofA Facility	460,500	—	—	460,500
Interest due on BofA Facility	105,877	25,936	51,872	28,069
Total	$669,196	$128,755	$51,872	$488,569

Equity Activity
During the three months ended June 30, 2026, we issued and sold 104,630 units at an aggregate purchase price of $2,103. During the nine months ended June 30, 2026, we issued and sold 345,190 units at an aggregate purchase price of $6,993. As of June 30, 2026, we had issued and sold 22,516,621 units since inception at an aggregate purchase price of $456,240, which represented approximately 36% of total committed capital.
During the three months ended June 30, 2025, we did not issue any units. During the nine months ended June 30, 2025, we issued and sold 4,357,977 units at an aggregate purchase price of $89,600. As of June 30, 2025, we had issued and sold 22,076,191 units since inception at an aggregate purchase price of $447,300, which represented approximately 35% of total committed capital.
Distributions
The following table reflects the distributions that we paid on our units during the nine months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 15, 2025	December 15, 2025	December 29, 2025	$16,000
February 5, 2026	March 16, 2026	March 27, 2026	12,700
May 7, 2026	June 12, 2026	June 26, 2026	13,500
Total for the nine months ended June 30, 2026			$42,200
The following table reflects the distributions that we paid on our units during the nine months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
December 17, 2024	December 16, 2024	December 27, 2024	$11,000
February 6, 2025	March 17, 2025	March 27, 2025	11,000
May 8, 2025	May 15, 2025	June 2, 2025	11,500
Total for the nine months ended June 30, 2025			$33,500
Leverage
Our sole initial unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us on May 1, 2023, with such requirements effective with respect to us on May 2, 2023. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur under the Investment Company Act by reducing the asset coverage requirements applicable to us from 200% to 150%. As a result of the reduced asset coverage requirement under the Investment Company Act, we can incur $2 of debt for each $1 of equity. As of June 30, 2026, we had $562,000 in outstanding senior securities and our asset coverage was 179.95%.
Subscription Facility
On September 26, 2023, we entered into the Subscription Facility. As of June 30, 2026, the Subscription Facility provides for borrowings of up to $280,000 aggregate principal amount or, if smaller, 90% of unfunded commitments from certain of eligible investors. The maturity date of the Subscription Facility is September 24, 2026. Borrowings under the Subscription Facility bear interest at a rate equal to (1) term SOFR for the selected period plus 1.80% per annum for SOFR loans or (2) the greatest of (a) the Prime Rate plus 0.80% per annum and (b) the Federal Funds Rate plus 1.30% per annum for reference rate loans. There is a non-usage fee of 0.25% per annum on the unused portion of the Subscription Facility, payable quarterly.
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

As of June 30, 2026, we had $101,500 outstanding under the Subscription Facility, which had a fair value of $101,500. As of September 30, 2025, we had $83,500 outstanding under the Subscription Facility, which had a fair value of $83,500. Our borrowings under the Subscription Facility bore interest at a weighted average interest rate of 5.57% and 6.75% for the nine months ended June 30, 2026 and 2025, respectively. For the three and nine months ended June 30, 2026, we recorded interest expense (inclusive of fees) of $1,328 and $3,591, respectively, related to the Subscription Facility. For the three and nine months ended June 30, 2025, we recorded interest expense (inclusive of fees) of $6,407 and $18,974, respectively, related to the Subscription Facility.
BofA Facility
On July 29, 2025, we entered into a credit agreement (the “Credit Agreement”) by and among OLPG Lending SPV, LLC (“OLPG SPV”), our wholly owned subsidiary, as borrower, us, as servicer, the lenders party thereto, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, and Computershare Trust Company, N.A., as collateral custodian. As of June 30, 2026, the Credit Agreement provides for the BofA Facility that permits us to borrow up to $600,000 (with an “accordion” feature that permits the Company, under certain circumstances, to increase the size of the BofA Facility up to $1,900,000). The BofA Facility has a reinvestment period through July 29, 2028, during which advances may be made, and matures on July 29, 2030. Borrowings under the BofA Facility generally bear interest at a rate equal to the term SOFR for the selected period plus 1.90% per annum. There is a non-usage fee of 0.40% per annum on the unused portion of the BofA Facility, payable quarterly.
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
As of June 30, 2026, we had $460,500 outstanding under the BofA Facility, which had a fair value of $460,500. As of September 30, 2025, we had $445,000 outstanding under the BofA Facility, which had a fair value of $445,000. Our borrowings under the BofA Facility bore interest at a weighted average interest rate of 5.67% for the nine months ended June 30, 2026. For the three and nine months ended June 30, 2026, we recorded interest expense (inclusive of fees) of $6,735 and $20,730, respectively, related to the BofA Facility.
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
Recent Developments
Distribution Declaration

On August 6, 2026, our board of directors declared a distribution of $12,000, payable in cash on September 28, 2026 to unitholders of record as of September 14, 2026.

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
As of June 30, 2026 and September 30, 2025, 100% of our debt investment portfolio at fair value bore interest at floating rates which had floors ranging from 0.00% to 1.00%. The composition of our floating rate debt investments by interest rate floor as of June 30, 2026 and September 30, 2025 was as follows:

	June 30, 2026		September 30, 2025
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$25,762	2.69%	$—	—%
>0% and <1%	693,876	72.58%	717,345	79.09%
1%	236,412	24.73%	189,650	20.91%
>1%	—	—%	—	—%
Total	$956,050	100.00%	$906,995	100.00%

Based on our Statements of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase ($ in thousands)	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$24,390	$(14,050)	$10,340
200	19,512	(11,240)	8,272
150	14,634	(8,430)	6,204
100	9,756	(5,620)	4,136
50	4,878	(2,810)	2,068

Basis point decrease ($ in thousands)	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(4,861)	$2,810	$(2,051)
100	(9,709)	5,620	(4,089)
150	(14,556)	8,430	(6,126)
200	(19,373)	11,240	(8,133)
250	(24,188)	14,050	(10,138)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the SOFR and/or an alternate base rate, which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2026 and September 30, 2025:

	June 30, 2026			September 30, 2025
($ in thousands)	Debt Investments		Borrowings	Debt Investments		Borrowings
Prime rate		$3,975	—	—		—
SOFR
30 day		$414,867	$562,000		$452,772	$528,500
90 day	531,456		—	373,397		—
180 day	12,681		—	82,204		—
CORRA
30 day	C$	9,260	—	C$	9,330	—
TONA
90 day		¥990,149	—		¥997,650	—
Fixed rate	—		—	—		—

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 1, 2026, we issued and sold 104,630 common units for an aggregate offering price of $2,103,071 in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement”. During the three months ended June 30, 2026, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

Date: August 11, 2026